Form 10-Q
period 2025-06-30
Papa Medical Inc.
filed 2025-09-25
CIK 2024283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 333-283405

Papa Medical Inc.

(Exact name of registrant as specified in its charter)

Delaware	2111	99-0986423
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

202 North California Ave
 City of Industry, CA 91744
 (626) 855-0800
 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Hua Yao, Chief Financial Officer
Papa Medical Inc.
202 North California Ave
City of Industry, CA 91744
(657) 221-8185
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 25, 2025, there were (i) 7,634,560 shares of Class A common stock outstanding and (ii) 12,365,440 shares of Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1 filed on August 7, 2025, as declared effective by the SEC on August 12, 2025, as well as the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the U.S. Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Company,” “we,” “us,” “our” and similar terms refer to Papa Medical Inc. and its subsidiaries, unless the context indicates otherwise.

i

PART I - FINANCIAL INFORMATION

ITEM 1-Financial Statements

PAPA MEDICAL Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	Notes	June 30, 2025	December 31, 2024
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$1,175,812	$4,749,842
Accounts receivable, net	4	114,919	216,352
Inventories	5	7,878,133	7,429,293
Amounts due from related parties	11	11,000	11,000
Deferred offering cost		1,122,960	1,060,960
Prepayments and other current assets, net	6	1,300,962	1,213,818
Total current assets		11,603,786	14,681,265

Non-current assets:
Property, plant and equipment, net	7	1,316,919	1,551,063
Right-of-use assets	8	1,391,180	2,660,535
Deferred tax assets	13	359,562	259,448
Other non-current assets	9	246,240	263,250
Total non-current assets		3,313,901	4,734,296
Total assets		$14,917,687	$19,415,561

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable		$2,312,042	$2,617,733
Taxes payable		357,353	27,989
Amounts due to related parties	11	3,254,169	4,826,976
Operating lease liabilities, current	8	1,043,912	1,041,197
Advance from customers		2,504,485	4,949,717
Accrued expenses and other current liabilities	10	608,375	1,348,941
Total current liabilities		10,080,336	14,812,553

Non-current liabilities:
Operating lease liabilities, non-current	8	447,942	1,623,876
Total non-current liabilities		447,942	1,623,876
Total liabilities		$10,528,278	$16,436,429

Shareholders’ equity:
Class A Common stock ($0.0001 par value; 137,634,560 shares authorized; 7,634,560 shares issued and outstanding as of June 30, 2025 and December 31, 2024*		$763	$763
Class B Common stock ($0.0001 par value; 12,365,440 shares authorized; 12,365,440 shares issued and outstanding as of June 30, 2025 and December 31, 2024*		1,237	1,237
Additional paid-in capital		579,544	579,544
Retained earnings		3,807,865	2,397,588
Total shareholders’ equity		4,389,409	2,979,132
Total liabilities and equity		$14,917,687	$19,415,561

*	The shares data is presented on a retroactive basis to reflect the reorganization (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months ended June 30,		For the six months ended June 30,
	Notes	2025	2024	2025	2024
Revenues		$14,711,421	$8,688,749	$32,580,522	$17,309,868
Cost of revenues		(11,062,007)	(6,526,070)	(24,948,602)	(12,986,136)
Gross profit		3,649,414	2,162,679	7,631,920	4,323,732

Operating expenses:
Selling and marketing		(1,694,837)	(1,021,999)	(3,646,819)	(2,080,737)
General and administrative		(654,567)	(411,218)	(1,456,782)	(883,357)
Research and development		(329,096)	(163,461)	(625,993)	(315,365)
Total operating expenses		(2,678,500)	(1,596,678)	(5,729,594)	(3,279,459)

Operating income		970,914	566,001	1,902,326	1,044,273

Interest income, net		27,176	13,594	118,335	44,382
Other loss, net		(57,442)	(104,530)	(49,788)	(104,528)
Income before income taxes		940,648	475,065	1,970,873	984,127
Income tax expense	13	(319,425)	(43,646)	(560,596)	(240,243)
Net income attributable to the Company’s shareholders		$621,223	$431,419	$1,410,277	$743,884

Basic and diluted income per share
Net income per share	12	0.03	0.02	0.07	0.04

Weighted average shares used in calculating net income per share*
Basic and diluted		20,000,000	20,000,000	20,000,000	20,000,000

*	The shares and per share data are presented on a retroactive basis to reflect the reorganization (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock*		Class B common stock*		Subscription	Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	Receivable	capital	earnings	Equity
Balance as of December 31, 2023 (Audited)	7,634,560	$763	12,365,440	$1,237	$(2,000)	$769,544	$1,535,618	$2,305,162
Net income	—	—	—	—	—	—	312,466	312,466
Balance as of March 30, 2024 (Unaudited)	7,634,560	$763	12,365,440	$1,237	$(2,000)	$769,544	$1,848,084	$2,617,628
Net income	—	—	—	—	—	—	431,419	431,419
Capital contribution	—	—	—	—	2,000	—	—	2,000
Acquisition of subsidiary	—	—	—	—	—	(190,000)	—	(190,000)
Balance as of June 30, 2024 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$2,279,503	$2,861,047
Net income	—	—	—	—	—	—	304,466	304,466
Balance as of September 30, 2024 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$2,583,969	$3,165,513
Net income	—	—	—	—	—	—	(186,381)	(186,381)
Balance as of December 31, 2024 (Audited)	7,634,560	$763	12,365,440	$1,237	$—	$579,544	$2,397,588	$2,979,132
Net income	—	—	—	—	—	—	789,054	789,054
Balance as of March 31, 2025 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$3,186,642	$3,768,186
Net income	—	—	—	—	—	—	621,223	621,223
Balance as of June 30, 2025 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$3,807,865	$4,389,409

*	The shares data is presented on a retroactive basis to reflect the reorganization (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in US dollars (“$”))

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,410,277	$743,884
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	397,436	86,253
Amortization of right-of-use assets	574,441	327,232
Loss on disposal of property, plant and equipment	142,045	—
Impairment of property, plant and equipment	(87,392)	—
Loss on derecognition of ROU assets	(77,060)	—
Provision for stock obsolescence of inventories	283,214	97,467
Deferred income tax	(100,114)	(108,479)
Changes in operating assets and liabilities:
Accounts receivable, net	101,433	107,407
Inventories, net	(732,054)	(2,394,748)
Prepayments and other current assets, net	(63,054)	53,227
Accounts payable	(293,898)	(33,682)
Operating lease liabilities	(384,235)	(220,223)
Income taxes payable	329,364	(599,690)
Amounts due to related parties	(1,572,807)	(1,175,372)
Other non-current assets	—	(17,010)
Advance from customers	(2,445,232)	1,127,360
Accrued expenses and other current liabilities	(740,566)	421,694
Net cash used in operating activities	(3,258,202)	(1,584,680)

Cash flows from investing activity:
Purchase of property, plant and equipment	(253,828)	(160,097)
Payment for the acquisition of subsidiary	—	(190,000)
Cash used in investing activity	(253,828)	(350,097)

Cash flows from financing activity:
Deferred offering cost	(62,000)	(36,000)
Capital contribution	—	2,000
Net cash used in financing activity	(62,000)	(34,000)

Net decrease in cash and cash equivalents	(3,574,030)	(1,968,777)
Cash and cash equivalents, beginning of period	4,749,842	4,119,608
Cash and cash equivalents, end of period	$1,175,812	$2,150,831

Supplemental disclosure of cash flows information:
Income taxes paid	$—	$947,290
Supplemental disclosure of non-cash information:
Payment netting for purchase of property, plant and equipment	$207,785	$166,675
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$967,935

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

1. Organizations and principal activities

(a) Nature of operations and principal activities

PAPA Medical Inc. (the “Company”) was incorporated under the laws of the State of Delaware on January 11, 2024, with authorized capital stock consisting of 160,000,000 shares, comprised of: (i) 150,000,000 shares of common stock, par value US$0.0001 per share, of which 137,634,560 shares are designated as Class A Common Stock and 12,365,440 shares are designated as Class B Common Stock; and (ii) 10,000,000 shares of preferred stock, par value US$0.0001 per share. As of the incorporation date, 20,000,000 shares of common stock were issued and outstanding. The Company conducts its primary operations through its wholly owned subsidiary, PAPA Health Inc. (“PAPA Health”, formerly known as “Cannapresso Health Inc.”) incorporated on January 31, 2018 in the State of California. The Company through its wholly owned subsidiary (collectively referred to hereinafter as the “Group”), is principally engaged in the research and development, design, commercialization, sales, marketing and distribution of branded e-cigarettes and Hemp cannabinoid E-vapors.

(b) Reorganization

In preparation for its initial public offering (“IPO”) in the United States, the following transaction was undertaken to reorganize the legal structure of PAPA Health. The Company was incorporated in connection with a group reorganization (the “Reorganization”) of PAPA Health.

On April 15, 2024, the Company acquired 10,000,000 shares of PAPA Health representing 100% of the equity interest with an aggregate purchase price of US$190,000 from Shenzhen LFS Nebulizer Medical Co., Ltd (“Shenzhen LFS”), a related party directly controlled by Mr. Jian Hua, the principal shareholder of the Company. The Company has accounted for the Reorganization as transaction between entities with common ownership, which is akin to a reorganization of entities under common control. As all the entities involved in the process of the Reorganization are under common ownership of the Company’s shareholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying condensed consolidated financial statements were prepared as if the corporate structure of the Company had been in existence since the beginning of the periods presented.

Details of the subsidiaries of the Company are set out below.

Entity	Date of incorporation	Place of incorporation	Percentage of direct or indirect ownership by the Company	Principal Activities
PAPA Medical Inc. (the “Company”)	January 11, 2024	Delaware	Parent Company	Holding Company
Subsidiaries:
PAPA Health Inc. (“PAPA Health”)	January 31, 2018	California	100%	Research and development, production and sales
Cannapresso LAB Inc.	February 13, 2024	California	100%	Research and development, production and sales
DEUS LAB INC.	May 25, 2024	California	100%	Research and development, production and sales
QIK. INC.	May 25, 2024	California	100%	Research and development, production and sales
AirICU INC	February 10, 2025	California	100%	Research and development, production and sales of medical nebulizers

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies

(a) Basis of presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements do not include all the information and disclosures required in the annual financial statements and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2024.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Group believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the full years or any future periods.

(b) Emerging growth company

The Group is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Group has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Group, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Group’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

(c) Principles of consolidation

The financial statements presented herein represent the condensed consolidated financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

(d) Use of estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Group continually evaluates its estimates, including, but not limited to, those related to the allowance for credit loss for uncollectible accounts receivable and other receivable, recoverability and useful lives of long-lived assets, and valuation allowance for deferred tax assets. The Group bases its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to the Group’s reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

(e) Fair value of financial instruments

The Company and its wholly owned subsidiaries adopted the guidance of ASC 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

●	Level 2 — Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3 — Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair value based on the short-term maturity of these instruments. The Group did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

(f) Cash and cash equivalents

Cash and cash equivalents represent cash on hand and highly-liquid investments placed with banks or other financial institutions, which are unrestricted as to withdrawal and use, and which have original maturities of three months or less.

(g) Accounts receivable, net

Accounts receivable includes trade accounts due from customers. The Group maintains an allowance for credit losses, which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2022. The Group makes specific expected credit loss provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. As of June 30, 2025, December 31, 2024, the Group had an allowance for credit loss of US$ 30,148 and US$30,148 respectively.

(h) Inventories

Inventories of the Group consist of raw materials, finished goods, goods in transit and work in progress. Inventories are stated at the lower of cost or net realizable value on a weighted average basis. Inventory costs include expenses that are directly or indirectly incurred in the purchase, including shipping and handling costs charged to the Group by suppliers, and production of manufactured product for sale, such as include the cost of materials and supplies used in production, direct labor costs and allocated overhead costs such as depreciation, insurance, employee benefits, and indirect labor. Cost is determined using the weighted average method. The Group assesses the valuation of inventory and periodically writes down and writes off the value for estimated excess and obsolete inventory based upon the product life cycle.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

(i) Property, plant and equipment

Property, plant and equipment are recorded at cost net of accumulated depreciation and impairment losses. Gains and losses on disposal of property, plant and equipment are included in other income, net. Significant additions or improvements extending useful lives of assets are capitalized. Maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful life of each class of depreciable assets and is computed using the straight-line method over the useful lives of the assets as follows:

Category	Estimated useful lives
Leasehold improvements	Over the shorter of the lease term or the estimated useful lives
Machinery and equipment	2 – 10 years
Office furniture	3 – 10 years
Electronic equipment	3 – 5 years
Motor vehicles	3 years
Research and development of equipment	3 – 10 years

(j) Deferred offering costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Group directly attributable to a proposed initial public offering have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorney, financial consultants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. If the proposed initial public offering is no longer probable of occurring, the deferred costs will be expensed at that time. The balance of deferred offering costs recognized as of the six months ended June 30, 2025 and the year ended December 31, 2024 were US$1,122,960 and US$1,060,960, respectively.

(k) Leases

On January 1, 2022, the Group adopted ASU No. 2016-02, Leases (Topic 842), as amended, which supersedes the lease accounting guidance under Topic 840. The Group elected to apply practical expedients permitted under the transition method that allow them to use the beginning of the period of adoption as the date of initial application, to not recognize lease assets and lease liabilities for leases with a term of twelve months or less, to not separate non-lease components from lease components, and to not reassess lease classification, treatment of initial direct costs, or whether an existing or expired contract contains a lease.

Under the new lease standard, the Group determines if an arrangement is or contains a lease at inception. Right-of-use assets and liabilities are recognized at lease commencement date based on the present value of remaining lease payments over the lease terms. The Group consider only payments that are fixed and determinable at the time of lease commencement.

At the commencement date, the lease liability is recognized at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Group’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of June 30, 2025 and December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

(l) Impairment of long-lived assets

The Group evaluates its long-lived assets, including property, plant and equipment and right-of-use assets with finite lives, for impairment whenever events or changes in circumstances, such as a significant adverse change to market conditions that will impact the future use of the assets, indicate that the carrying amount of an asset may not be fully recoverable. When these events occur, the Group evaluates the recoverability of long-lived assets by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Group recognizes an impairment loss based on the excess of the carrying amounts of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. As of June 30, 2025 and December 31, 2024, there was impairment of long-lived assets of US$87,392 and US$87,392, respectively.

(m) Revenue recognition

Under ASC606, Revenue from Contracts with Customers, the Group recognizes revenue when a customer obtains control of promised goods or services and recognizes in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

The Group recognized revenue according to the following 5-step revenue recognition criteria based on ASC 606: 1) identify the contract with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price; 5) recognize revenue when or as the entity satisfies a performance obligation. The adoption of ASC 606 did not significantly change (1) the timing and pattern of revenue recognition for all of the revenue streams, and (2) the presentation of revenue as gross versus net.

The Group generates revenues primarily from sales of branded Consuming E-vapors and Hemp cannabinoid E-vapors. In addition, the Group also generates other revenues from sales of e-liquid materials to customers. The following table presents the Group’s revenues disaggregated by revenue sources for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Revenues
Hemp Cannabis E-vapors	13,431,184	91.3	7,325,501	84.3	29,567,116	90.8	14,357,374	82.9
Consuming E-vapors	268,503	1.8	667,577	7.8	489,692	1.5	1,256,094	7.3
Medical nebulizers	556,699	3.8	385,509	4.4	1,566,543	4.8	1,135,171	6.6
Online candy sales	398,386	2.7	256,606	3.0	795,108	2.4	475,383	2.7
Third-party sales of raw materials	33,621	0.2	17,506	0.2	55,825	0.2	25,219	0.1
Related party sales of raw materials	383	0.003	7,566	0.1	4,249	0.01	7,566	0.1
Others	22,645	0.2	28,484	0.2	101,989	0.3	53,061	0.3
Total revenues	14,711,421	100.0	8,688,749	100.0	32,580,522	100.0	17,309,868	100.0

The Group recognizes revenues at a point in time when control of the products is transferred to the customers, generally occurs upon delivery according to the terms of the underlying contracts. The Group’s standalone selling prices are based on the prices charged to customers for the single performance obligation which is transfer of control of products upon delivery to the customers. The Group’s general terms and conditions for its contracts contain a right of return that allows the customer to return products and receive a credit if there are any product quality issued. Given minimal customer returns historically, the Group did not reserve for sales returns as of June 30, 2025 and December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

For the Group’s candy online sales, the Group determines the end customers of e-commence platform (as opposed to platform) are our customers according to ASC 606-10-55-39. The Group takes control of the products and is responsible for selling and fulfilling all obligations according to its sales contracts with end customers, including delivering products and providing customer support after sales. The revenue for candy online sales is recognized on a gross basis as the Group is acting as a principal in these transactions and is responsible for fulfilling the promise to provide the specified candy products to the end customers. According to the sales contracts with end customers, the customer does not have the right to return products without any quality issue after receipt of goods.

The following table presents the Group’s revenues disaggregated by area for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Revenues
North America	14,170,404	96.3	7,906,225	91.0	30,642,297	94.0	15,333,438	88.6
Europe	523,627	3.6	625,235	7.2	1,664,503	5.1	1,615,442	9.3
UAE	—	—	143,566	1.7	23,100	0.1	344,136	2.0
Others	17,390	0.1	13,723	0.1	250,622	0.8	16,852	0.1
Total revenues	14,711,421	100.0	8,688,749	100.0	32,580,522	100.0	17,309,868	100.0

Contract Balances

Contract assets represent the Group’s right to consideration in exchange for products that the Group has transferred to customers. The Group has no contract assets as of June 30, 2025 and December 31, 2024.

Generally, the Group collects the considerations in advance. The contract liabilities primarily are related to unsatisfied performance obligations when payment has been received from customers before satisfying the corresponding performance obligation. The contract liabilities are recorded as “advance from customers” on the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the balance of contract liabilities is US$ 2,504,485 and US$ 4,949,717, respectively. Approximately 94.3% of the balance as of December 31, 2024 has been recognized as revenue as of the date of this report. The Group expects to recognize the balance as of June 30, 2025 as revenue within the next 3 months.

(n) Cost of revenues

Cost of revenues includes the manufacturing cost of Consuming E-vapors and Hemp cannabinoid E-vapors, which primarily consists of direct material costs, salaries and benefits for staff engaged in production activities and related expenses which are directly attributable to the production of products.

(o) Sales and marketing expenses

Sales and marketing expenses consist primarily of (i) compensation to selling personnel, including the salaries, performance-based bonus, and other benefits; (ii) service fee related to the sales and marketing function; (iii) advertising, marketing and brand promotion expenses; and (iv) other expenses in relation to the selling and marketing activities.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

(p) General and administrative expenses

General and administrative expenses consist primarily of salaries, bonuses and benefits for employees involved in general corporate functions, and those not specifically dedicated to research and development activities, such as depreciation and amortization of fixed assets which are not used in research and development activities, legal and other professional services fees, rental and other general corporate related expenses.

(q) Research and development expenses

Research and development expenses consist primarily of personnel-related costs directly associated with research and development organization. The Group’s research and development expenses are related to enhancing and developing E-vapors technology for its existing products and new product development. The Group expenses research and development costs as incurred.

(r) Related party transactions

A related party is generally defined as (i) any person and or their immediate family hold 10% or more of the company’s securities (ii) the Group’s management and or their immediate family, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Group, or (iv) anyone who can significantly influence the financial and operating decisions of the Group. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. Related parties may be individuals or corporate entities.

(s) Taxation

Income taxes

Current income taxes are provided on the basis of income/(loss) for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. Deferred income taxes are provided using the assets and liabilities method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax base of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of income and comprehensive income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more-likely-than-not that some portion of, or all of the deferred tax assets will not be realized.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Group consider positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, the Group considers possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

Uncertain tax positions

The Group applies the provisions of ASC topic 740 (“ASC 740”), Accounting for Income Taxes, to account for uncertainty in income taxes. ASC 740 prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. The benefit of a tax position is recognized if a tax return position or future tax position is “more likely than not” to be sustained under examination based solely on the technical merits of the position. Tax positions that meet the “more likely than not” recognition threshold are measured, using a cumulative probability approach, at the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon settlement. The estimated liability for unrecognized tax benefits are periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, changes and or developments with respect to tax audits, and the expiration of the statute of limitations. Additionally, in future periods, changes in facts and circumstances, and new information may require the Group to adjust the recognition and measurement of estimates with regards to changes in individual tax position. Changes in recognition and measurement of estimates are recognized in the period which the change occurs.

(t) Segment Reporting

The Group uses the management approach in determining its operating segments. The Group’s chief operating decision maker (“CODM”) identified as the Group’s Chief Executive Officer, relies upon the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Group. As a result of the assessment made by CODM, the Group has only one reportable segment. The Group does not distinguish between markets or segments for the purpose of internal reporting. As the Group’s long-lived assets are substantially located in the United States, no geographical segments are presented.

(u) Earnings per share

Basic earnings per share is calculated by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. When inclusion of additional common share equivalents increases the earnings per share or reduces the loss per share, the effect on earnings per share is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.

(v) Commitments and contingencies

In the normal course of business, the Group is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the consolidated financial statements. If the assessment indicates that a potential loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

(w) Recently issued accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment’s profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Group has adopted this standard with no material impact on its consolidated financial statements.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Group has adopted this standard with no material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement: Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses. Upon adoption, the Company will be required to disclose in the notes to the financial statements a disaggregation of certain expense categories included within the expense captions on the face of the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard can be applied either prospectively or retrospectively. The Company is currently assessing adoption timing and the effect that the updated standard will have on our financial statement disclosures.

3. Concentration of risks

(a) Concentration of credit risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivables.

As of June 30, 2025 and December 31, 2024, substantially all of the Group’s cash and cash equivalents were held by major financial institutions located in United States, which management believes are of high credit quality. Should any bank holding cash become insolvent, or if the Group is otherwise unable to withdraw funds, the Group would lose the cash with that bank; however, the Group has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In United States, a depositor has up to U$250,000 insured by the FDIC. As of June 30, 2025 and December 31, 2024, US$397,791 and US$3,984,526 of the Group’s cash and cash equivalents held by financial institutions were uninsured, respectively.

To manage credit risk associated with accounts receivable,, the Group conducts ongoing credit evaluations of its customers and recognizes an allowance for credit loss based on estimates, specific customer risk factors, and other relevant information.

(b) Concentration of customers and suppliers

Major Customers

For the six months ended June 30, 2025 and 2024, revenues from two customers individually exceeded 10% of the Group’s total revenues. Sales to these customers accounted for 39.2% and 29.3% of total revenues for the six months ended June 30, 2025 and 29.5% and 26.5% of total revenues for the six months ended June 30, 2024.

As of June 30, 2025, one customer accounted for 20.8% of the Group’s accounts receivable, representing more than 10% of the total accounts receivable. As of December 31, 2024, two customers individually represented more than 10% of the total accounts receivable, each of which accounted for 12.2% and 11.1%, respectively.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

3. Concentration of risks (cont.)

Major Suppliers

There were two and three suppliers from whom purchases individually represent greater than 10% of the total purchases of the Group for the six months ended June 30, 2025 and 2024, respectively. The total purchase from these suppliers accounted for approximately 15.3% and 14.9% of the Group’s total purchase for the six months ended June 30, 2025 and 27.7%, 12.7% and 11.5% of the Group’s total purchase for the six months ended June 30, 2024, respectively.

As of June 30, 2025, there were three third-party suppliers accounted for approximately 49.7%, 21.2%, 12.4% of the Group’s total accounts payable. As of December 31, 2024, there were three third-party suppliers accounted for approximately 40.8%, 21.5% and 13.1% of the Group’s total accounts payable.

For the six months ended June 30, 2025 and 2024, Shenzhen Feellife, a related party supplier individually represented 0.4% and 0.3% of the Group’s total cost of revenues, 26.6% and 12.3% of the Group’s total selling and marketing expenses, 6.7% and 4.4% of the Group’s total general and administrative expenses, and 31.2% and 26.2% of the Group’s total research and development expenses, respectively.

4. Accounts receivable, net

Accounts receivable and the allowance for credit losses consist of the following:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable	$145,067	$246,500
Less: allowance for credit losses	(30,148)	(30,148)
	$114,919	$216,352

As of June 30, 2025, no credit loss provisions were recognized for the Group’s accounts receivable.

5. Inventories

Inventories, consist of the following:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Raw materials	$4,369,391	$2,233,878
Goods in transit	613,681	3,360,649
Work in progress	29,106	64,902
Finished goods	3,447,766	2,068,461
	8,459,944	7,727,890
Less: provision for net realizable value allowance	(581,811)	(298,597)
	$7,878,133	$7,429,293

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

5. Inventories (cont.)

Movement in provision of stock obsolescence of inventories was as follows:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Opening balance	$(298,597)	(330,065)
Provision for the period	(352,096)	(123,342)
Write-offs	68,882	154,810
Closing balance	$(581,811)	(298,597)

As of June 30, 2025, the Group wrote off inventory of US$68,882 due to the disposal of slow−moving inventories and recognized additional stock obsolescence of US$352,096. As of December 31, 2024, the Group wrote off inventory of US$154,810 due to the disposal of slow−moving inventories and recognized additional stock obsolescence of US$123,342.

6. Prepayments and other current assets, net

Prepayments and other current assets, net consisted of the following:

	As of,
	June 30, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$1,291,685	$869,049
Tax advance payment	—	329,629
Staff advances	2,063	640
Others	7,214	14,500
	$1,300,962	$1,213,818

As of June 30, 2025 and December 31, 2024, no allowance for credit losses was recognized by the Group.

7. Property, plant and equipment, net

Property, plant and equipment consists of the following:

	As of,
	June 30, 2025	December 31, 2024
	(Unaudited)
Production equipment	$1,725,783	$1,905,670
Electronic equipment	42,024	44,539
Office furniture	86,457	73,494
Motor vehicles	23,891	23,891
Research and development equipment	120,818	107,660
Leasehold improvement	215,669	192,869
Construction in progress	67,041	—
	2,281,683	2,348,123
Less: accumulated depreciation	(964,764)	(709,668)
Less: impairment loss	—	(87,392)
Property, plant and equipment, net	$1,316,919	$1,551,063

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

7. Property, plant and equipment, net (cont.)

For the six months ended June 30, 2025, the Group recorded depreciation expenses of US$397,436, which were recorded of US$291,666 as cost of revenues, and US$95,847 as general and administrative expenses, and US$9,923 as research and development expenses, respectively. For the six months ended June 30, 2024, the Group recorded depreciation expenses of US$86,253, which were recorded of US$76,719 as cost of revenues, US$9,534 as general and administrative expenses, respectively.

For the period ended June 30, 2025, the Group disposed of property, plant and equipment with an original cost of $284,385 and accumulated depreciation of US$142,340, resulting in a total disposal loss of US$142,045. An impairment loss of US$87,392 on these assets was subsequently written off, ultimately giving rise to a net loss on disposal of fixed assets of US$54,653.

As of June 30, 2025, equipment valued at US$67,041 had been received and installed by the Group, but remained pending final inspection and acceptance by the Group.

8. Lease

The Group lease office and warehouse space from third parties and a workshop from Cpresso, LLC, a related party of the Group. The Group does not have any finance lease for the six months ended June 30, 2025 and financial year ended December 31, 2024. Operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent the Group’s right to use the leased asset for the lease term, and lease liabilities represent the obligation to make lease payments.

For the six months ended June 30, 2025 and 2024, the Group incurred operating lease expense of US$574,441 and US$376,869, respectively. For the three months ended June 30, 2025 and 2024, the Group incurred operating lease expense of US$277,685 and US$207,506, respectively. The operating lease expenses were charged to cost of sales, and selling and marketing, and general and administrative expenses, and research and development.

A summary of supplemental information related to operating leases as of June 30, 2025 and December 31, 2024 is as follows:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Right-of-use assets	$1,391,180	$2,660,535
Operating lease liabilities, current	$(1,043,912)	$(1,041,197)
Operating lease liabilities, non-current	$(447,942)	$(1,623,876)
Weighted average remaining lease terms	1.5 years	3.4 years
Weighted average discount rate	4.67%	5.24%

The future lease payments as of June 30, 2025 were as follows:

As of June 30, 2025
(Unaudited)
FY2025 (remaining six months)	$595,088
FY2026	942,818
Total lease payment	1,537,906
less: imputed interest	(46,052)
Total lease liabilities	$1,491,854

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

9. Other non-current assets

The Group’s other non-current assets comprised of the following:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Rental deposit	$246,240	$263,250

On November 13, 2023, PAPA Health entered into a three-year warehouse lease agreement with a third-party, The Mugica Descendants Trust, pursuant to which PAPA Health was entitled to lease a warehouse space with a rental deposit of US$246,240 for business operation purpose. This operating lease has been resulted in ROU assets and lease liabilities which was disclosed in Note 8 Lease.

On March 6, 2024, PAPA Health entered into a five-year warehouse lease agreement with a third party, Monte Street Properties LLC. This agreement was terminated on May 31, 2025, due to the Group’s business adjustments, and the US$17,010 security deposit under the lease was applied toward offsetting a portion of the rent.

10. Accrued expenses and other current liabilities

The Group’s accrued expenses and other current liabilities comprised of the following:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Payroll payable	93,863	145,358
Payable to professionals	42,600	389,000
Freight payable	388,884	795,246
Other suppliers payable	76,957	—
Others	6,071	19,337
	$608,375	$1,348,941

11. Related parties’ transactions

The Group had the following balances with related parties consisted of the following:

Names of the related parties	Relationship with the Company
Shenzhen Fanhuo Life Science Co., Ltd (“Shenzhen Feellife”)	Affiliate directly controlled by Principal shareholder of the Company
Shenzhen LFS Nebulizer Medical Co., Ltd. (“Shenzhen LFS”)	Affiliate directly controlled by Principal shareholder of the Company
Feel Life Co., Ltd (“Feel Life”)	Affiliate controlled by Shenzhen LFS
Cpresso, LLC (“Cpresso”)	Controlled by Shenzhen LFS
FGP Group Inc. (“FGP”)	Controlled by Shenzhen LFS
Vplus Health Inc. (“Vplus”)	Controlled by Shenzhen LFS
Hooloo Lab Inc. (“Hooloo”)	Controlled by CEO of the Group
FL GLOBE LTD (“FL GLOBE”)	Controlled by CEO of the Group
Joincare Healthcare Technology Ltd(“Joincare”)	Controlled by FL MEDICAL
IOTA.INC(“IOTA”)	Controlled by CEO of the Group
FEELLIFE HOLDING LTD (“FEELLIFE HOLDING”)	Controlled by FL MEDICAL
Shenzhen Huacheng General Quality Inspection Co., Ltd (“Shenzhen Huacheng”)	Controlled by CEO of PAPA Health
Mr. Jian Hua	Chief Executive Officer and Director
Ms. Hua Yao	Chief Financial Officer

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

11. Related parties’ transactions (cont.)

(a) Amounts due from a related party

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Cpresso, LLC(i)	$11,000	$11,000

(i)	Amounts due from Cpresso, LLC was rental deposit.

(b) Amounts due to related parties

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Shenzhen Feellife(1)	3,254,064	4,826,976
Ms. Hua Yao(2)	105	—
	$3,254,169	$4,826,976

(1)	As of June 30, 2025 and December 31, 2024, amounts due to Shenzhen Feellife included payables for the purchase of consumable Hemp cannabinoid E-vapors, packaging materials, and mould equipment from Shenzhen Feellife. Additionally, the Group transferred net amounts due from twelve related parties, namely FGP, Cpresso, Vplus, Shenzhen LFS, Feel Life, Hooloo, FL MEDICAL, FL GLOBE, Joincare, IOTA, FEELLIFE HOLDING and Shenzhen Huacheng totaling US$766,941, for the six months ended June 30, 2025 and US$374,951 for the year ended on December 31, 2024 to Shenzhen Feellife based on the Debit Waiver Agreement dated April 1, 2024, respectively:

(i)	As of June 30, 2025 and December 31, 2024, amounts due from FGP of nil and US$1,150 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between FGP and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(ii)	As of June 30, 2025 and December 31, 2024, amounts due from Cpresso of nil and US$44,981. No material transactions occurred between Cpresso and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(iii)	As of June 30, 2025 and December 31, 2024, amounts due form Vplus of nil and US$7,811 were transferred from Vplus to Shenzhen Feellife by the Group, respectively. No material transactions occurred between Vplus and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(iv)	As of June 30, 2025 and December 31, 2024, non-trade amounts due from Shenzhen LFS of US$76,977 and US$1,359,494 were transferred to Shenzhen Feellife by the Group, respectively.

As of June 30, 2025 and December 31, 2024, transferred trade receivables amounting to US$547,815 due from Shenzhen LFS and trade payables amounting to US$1,164,895 due to Shenzhen LFS to Shenzhen Feellife, by the Group, respectively.

For the period ended June 30, 2025, there was a total of advance collection of US$113,202 by Shenzhen LFS on behalf of the Group for product sales of the Group. For the year ended December 31, 2024, there was a total of advance collection of US$1,390,714 by Shenzhen LFS on behalf of the Group for product sales of the Group.

(v)	As of June 30, 2025 and December 31, 2024, amounts due from Feel Life of nil and US$96,650 were transferred to Shenzhen Feellife by the Company, respectively. No material transactions occurred between Feel Life and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

11. Related parties’ transactions (cont.)

(vi)	As of June 30, 2025, amounts due from Hooloo of US$8,526 were transferred to Shenzhen Feellife by the Company. As of December 31, 2024, amounts due from Hooloo of US$21,950 is transferred to Shenzhen Feellife by the Company. No material transactions occurred between Hooloo and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(vii)	As of June 30, 2025, and December 31, 2024, amounts due from FL MEDICAL of US$2,650 and $950 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between FL MEDICAL and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(viii)	As of June 30, 2025, and December 31, 2024, amounts due from FL Globe of US$2,650 and US$950 were transferred to Shenzhen Feellife by the Company. No material transactions occurred between FL Globe and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(ix)	As of June 30, 2025, and December 31, 2024, amounts due from Joincare of US$2,650 and US$950 were transferred to Shenzhen Feellife by the Company. No material transactions occurred between Joincare and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(x)	As of June 30, 2025, and December 31,2024, amounts due from IOTA of US$125,542 and US$1,310 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between IOTA and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(xi)	As of June 30, 2025, and December 31, 2024, amounts due from FEELLIFE HOLDING of nil and $3,650 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between FEELLIFE HOLDING and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(xii)	As of June 30, 2025, and December 31, 2024, amounts due from Shenzhen Huacheng of US$131 and nil were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between Shenzhen Huacheng and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

(2)	As of June 30, 2025, and December 31,2024, amounts due to Ms. Hua Yao of US$105 and nil, respectively representing reimbursements for office expenses. No material transactions occurred between Ms. Hua Yao and the Company during the six months ended June 30, 2025, or during the year ended December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

11. Related parties’ transactions (cont.)

(c) Related parties’ transaction

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue generated from related parties
Shenzhen Feellife	$383	$7,566	$4,249	$7,566

Sale of fixed assets to related parties
Shenzhen Feellife	$—	$—	$—	$—

Purchase from related parties
Shenzhen Feellife	$643,037	$722,450	$1,323,960	$1,084,111

Service expenses
Shenzhen Feellife(i)	$695,531	$514,291	$1,368,768	$908,943

Rental expenses
Cpresso, LLC	$113,250	$24,000	$226,500	$48,000

(i)	On January 1, 2022, PAPA Health entered into a four-year business process outsourcing service agreement (“the Agreement”) with Shenzhen Feellife, pursuant to which Shenzhen Feellife was entitled to provide the business process outsourcing services including but not limited to product technology research and development, marketing, production management, etc. for PAPA Health’s business operation purpose. Pursuant to the Agreement, the service expense is calculated based on the actual salary, social security and other labor cost incurred by the staff arranged by Shenzhen Feellife and confirmed by PAPA Health, and the payment is settled quarterly by PAPA Health.

12. Earnings per share

Basic and diluted earnings per share for the periods presented were calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Numerator:
Net profit attributable to the Company’s ordinary shareholders	$621,223	$431,419	$1,410,277	$743,884

Denominator:
Weighted average number of ordinary shares outstanding used in calculating basic and diluted earnings per share	20,000,000	20,000,000	20,000,000	20,000,000

Basic and diluted earnings per share:	$0.03	$0.02	$0.07	$0.04

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

13. Income taxes

The Federal statutory income tax rate and State income tax rate to the Group are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Federal statutory income tax rate	21%	21%	21%	21%
State income tax rate	8.84%	8.84%	8.84%	8.84%

The Federal statutory income tax rate to the effective income tax rate during the periods is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Federal statutory income tax rate	21%	21%	21%	21%
Non-deductible item	4.09%	8.00%	3.68%	5.59%
State income tax rate	8.84%	8.84%	8.84%	8.84%
Change in valuation allowance	0.03%	(28.65)%	(5.08)%	(11.02)%
Effective income tax rate	33.96%	9.19%	28.44%	24.41%

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Current income tax expense	$319,145	$179,759	$660,710	$348,722
Deferred income tax expense/(benefit)	280	(136,113)	(100,114)	(108,479)
	$319,425	$43,646	$560,596	$240,243

The provision for income taxes for the three and six months ended June 30, 2025 and 2024, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Provision for income taxes:
Current
Federal	$235,899	$137,641	$485,837	$261,373
State	83,246	42,118	174,873	87,349
	319,145	179,759	660,710	348,722
Deferred
Federal	(15,826)	(59,057)	(99,341)	(76,342)
State	16,106	(77,056)	(773)	(32,137)
	280	(136,113)	(100,114)	(108,479)
Provision for income taxes	$319,425	$43,646	$560,596	$240,243

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

13. Income taxes (cont.)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss before taxes for the three and six months ended June 30, 2025 and 2024, was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Federal statutory tax	$197,536	$99,763	$413,884	$206,667
Non-taxable item adjustment	38,456	38,000	72,601	55,058
State tax	83,153	41,996	174,225	86,997
Deferred income tax	280	(136,113)	(100,114)	(108,479)
Income tax expense	$319,425	$43,646	$560,596	$240,243

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Group’s deferred tax assets and liabilities as of June 30, 2025 and December 31, 2024, were as follows:

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
Deferred tax assets:
Capitalized research and development	$322,953	$225,286
Operating leases	417,475	745,784
Provision for expected credit loss	8,436	8,436
Impairment of fixed assets	—	24,455
Total deferred tax assets	748,864	1,003,961
Valuation allowance	—	—
Net deferred tax assets	$748,864	$1,003,961

Deferred tax liabilities:
Right-of-use assets	389,302	744,513
Total deferred tax liabilities	389,302	744,513
Deferred tax assets, net	359,562	259,448

Uncertain tax positions

The Group evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of June 30, 2025 and December 31, 2024, the Group did not have any significant unrecognized uncertain tax positions.

The Group did not accrue any liability, interest or penalties related to uncertain tax positions in its provision for income taxes line of its consolidated statements of operations for the six months ended June 30, 2025 and 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

14. Shareholder’s equity

The Group was incorporated under the laws of Delaware on January 11, 2024. In accordance the Group’s amended and restated certificate of incorporation filed on September 23, 2024, the Group is authorized to issue 160,000,000 shares of capital stock consisting of 150,000,000 shares of common stock with a par value of US$0.0001 per share and 10,000,000 shares of preferred stock with a par value of US$0.0001 per share. The 150,000,000 shares of common stock are designated as Class A common stock and Class B common stock, of which the authorized number of Class A shares is 137,634,560 shares and the authorized number of Class B shares is 12,365,440 shares. Both Class A and Class B shares rank pari passu in the event of liquidation and entitlement to declared dividends. The two classes of shares differ in their voting rights. Each class A share of common stock is entitled to one vote per share, while the class B share of common stock are entitled to five votes for each share.

7,634,560 Class A shares of common stock and 12,365,440 Class B shares of common stock were issued and outstanding as of June 30, 2025. No shares of preferred stock have been issued. The Group has retroactively restated all share and per share data for all of the periods presented to reflect the share consolidation. As of June 30, 2025, the capital injection of the Group has been received in full.

15. Commitments and Contingencies

(a) Capital expenditure commitments

The Group has no capital expenditure commitment as of June 30, 2025.

(b) Contingencies

The Group is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Group does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Group’s consolidated business, financial position, cash flows or results of operations taken as a whole. As of June 30, 2025, the Group is not a party to any material legal or administrative proceedings.

16. Segment Reporting

The Company operates in a single operating segment and has one reportable segment, which includes all activities related to the discovery, development, and manufacturing of its product candidates. The determination of a single segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The CODM uses consolidated net income for purpose of assessing performance, making operating decisions and allocating resources. The measurement of segment assets is reported on the balance sheet as total consolidated assets.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

16. Segment Reporting (cont.)

The table below provides information about the Company’s segment:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Segment revenues:	$14,711,421	$8,688,749	$32,580,522	$17,309,868
Operating expenses:
Cost of goods sold	(11,062,007)	(6,526,070)	(24,948,602)	(12,986,136)
Online platform fees	(837,375)	(575,779)	(1,980,786)	(1,327,208)
Professional services	(953,998)	(465,488)	(1,792,127)	(894,597)
Salaries and benefits	(406,157)	(196,283)	(772,909)	(387,738)
Rent or Lease expense	(38,633)	(173,200)	(228,145)	(324,559)
Other operating expenses	(442,337)	(185,928)	(955,627)	(345,357)
Total operating expenses	(13,740,507)	(8,122,748)	(30,678,196)	(16,265,595)
Income from operations	970,914	566,001	1,902,326	1,044,273
Interest income, net	27,176	13,594	118,335	44,382
Other loss, net	(57,442)	(104,530)	(49,788)	(104,528)
Total other income, net	940,648	475,065	1,970,873	984,127
Income tax expense	(319,425)	(43,646)	(560,596)	(240,243)
Segment net income	$621,223	$431,419	$1,410,277	$743,884

17. Subsequent events

The Group evaluated all events that occurred up to August 28, 2025 and determined that no events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2 -Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We are a pioneering provider of end-to-end innovative Hemp dosing solutions in the US that possesses the medical atomization and nebulizing background and sells nebulizers. We engage in the key activities in the Hemp cannabinoid E-vapors industry, including the research and development, formulation design, e-liquid production, e-liquid filling and e-liquid co-packing services. We primarily generated revenues from sales of Hemp cannabinoid E-vapors and consuming E-vapors, which collectively accounted for 92.3% and 90.2% of the total revenues for the six months ended June 30, 2025, and 2024, respectively, and 89.3%of the total revenues for the year ended December 31, 2024.

Reorganization

In preparation for IPO in the United States, the following transaction was undertaken to reorganize the legal structure of PAPA Health. The Company was incorporated in connection with the Reorganization of PAPA Health.

On April 15, 2024, the Company acquired 10,000,000 shares of PAPA Health representing 100% of the equity interest with an aggregate purchase price of US$190,000 from Shenzhen LFS, a related party directly controlled by Mr. Jian Hua, the principal shareholder of the Company. The Company has accounted for the Reorganization as transaction between entities with common ownership, which is akin to a reorganization of entities under common control. As all the entities involved in the process of the Reorganization are under common ownership of the Company’s shareholders before and after the Reorganization, the Reorganization is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Reorganization carried over at their historical amounts. Therefore, the accompanying condensed consolidated financial statements were prepared as if the corporate structure of the Company had been in existence since the beginning of the periods presented.

Since our businesses are effectively controlled by the same group of the shareholders before and after the Reorganization, they are considered under common control. The above-mentioned transactions were accounted for as recapitalization. The consolidation of PAPA Medical Inc and our subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the consolidated financial statements, including the unaudited interim condensed consolidated financial statements.

Key Factors that Affect Results of Operations

Our results of operations have been, and are expected to continue to be, affected by various factors, which primarily include the following:

●	The effect of legislation and regulations affecting the Hemp and consuming E-vapors.

●	The development of an international market for E-vapors, which is presently primarily limited to certain states in the United States.

●	Our ability to obtain regulatory approval to market additional Hemp and consuming E-vapors in the United States, Europe and other target countries and regions.

●	Our ability to develop and market Hemp and consuming E-vapors to meet the changing tastes of users.

Key Components of Results of Operations

Revenues

We primarily generate revenues from sales of Hemp and consuming E-vapors, which collectively accounted for 93.1% and 92.1% of our total revenues for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, these products collectively accounted for 92.3% and 90.2% of the total revenues, respectively. The following table breaks down our revenues by amounts and as percentages of our total revenues for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Revenues
Hemp Cannabis E-vapors	13,431,184	91.3	7,325,501	84.3	29,567,116	90.8	14,357,374	82.9
Consuming E-vapors	268,503	1.8	677,547	7.8	489,692	1.5	1,256,094	7.3
Medical nebulizers	556,699	3.8	385,540	4.4	1,566,543	4.8	1,135,171	6.6
Online candy sales	398,386	2.7	256,607	3.0	795,108	2.4	475,383	2.7
Third-party sales of raw materials	33,621	0.2	17,506	0.2	55,825	0.2	25,219	0.1
Related party sales of raw materials	383	0.003	7,566	0.1	4,249	0.01	7,566	0.1
Others	22,645	0.2	18,482	0.2	101,989	0.3	53,061	0.3
Total revenues	14,711,421	100.0	8,688,749	100.0	32,580,522	100.0	17,309,868	100.0

Cost of Revenues

Our cost of revenues includes the manufacturing cost of Hemp and consuming E-vapors, which primarily consists of direct material costs, salaries and benefits for staff engaged in production activities and related expenses which are directly attributable to the production of products. The following table breaks down our cost of revenues by amounts and as percentages of our total revenues for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Cost of revenues
Hemp Cannabinoid E-vapors	10,259,559	92.7	5,885,688	90.2	23,265,302	93.3	11,725,227	90.3
Consuming E-vapors	218,676	2.0	442,411	6.8	347,671	1.4	815,925	6.3
Medical nebulizers	330,020	3.0	143,452	2.2	795,350	3.2	361,758	2.8
Third-party purchase of raw materials sold	33,373	0.3	17,643	0.3	54,316	0.2	23,481	0.2
Related party purchase of raw materials sold	—	—	8,660	0.1	7,142	0.1	8,660	0.1
Online candy sales	41,488	0.4	27,665	0.4	88,588	0.3	42,452	0.2
Others	8,110	0.1	551	0.01	107,019	0.4	8,633	0.1
Inventory Adjustments	170,781	1.5	—	—	283,214	1.1	—	—
Total cost of revenues	11,062,007	100.0	6,526,070	100.0	24,948,602	100.0	12,986,136	100.0

Gross Profit and Gross Profit Margin

For the three months ended June 30, 2025, our gross profit surged by 68.7% to US$3.6 million, compared to US$2.1 million for the three months ended June 30, 2024, primarily driven by expanded sales volumes. Additionally, our gross profit margin slightly decreased to 24.8% for the three months ended June 30, 2025, from 24.9% for the same period in 2024, primarily due to adjustments in product mix to meet evolving customer preferences.

For the six months ended June 30, 2025, our gross profit surged by 76.5% to US$7.6 million, compared to US$4.3 million for the six months ended June 30, 2024, primarily driven by expanded sales volumes. Additionally, our gross profit margin decreased to 23.4% for the six months ended June 30, 2025, from 25.0% for the same period in 2024. The decrease in gross profit margin resulted from (i) volume-related cost increases that were not fully offset by economies of scale, and (ii) adjustments in product mix to meet evolving customer preferences.

Operating Expenses

The following table sets forth our operating expenses and as percentages of our total revenues for the periods presented:

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Operating expenses
Selling and marketing expenses	1,694,837	11.5	1,021,999	11.8	3,646,819	11.2	2,080,737	12.1
General and administrative expenses	654,567	4.5	411,218	4.7	1,456,782	4.5	883,357	5.1
Research and development expenses	329,096	2.2	163,461	1.9	625,993	1.9	315,365	1.8
Total operating expenses	2,678,500	18.2	1,596,678	18.4	5,729,594	17.6	3,279,459	19.0

Sales and marketing expenses

Our sales and marketing expenses primarily consist of (i) compensation to selling personnel, including the salaries and other benefits; and (ii) commission paid to the third parties relevant to the sales and marketing function.

We expect our selling and marketing expenses to continue to increase in absolute dollars as we expand our sales force and continue to grow our presence.

General and administrative expenses

Our general and administrative expenses primarily consist of salaries, bonuses and benefits for employees involved in general corporate functions, and those not specifically dedicated to sales activities, such as depreciation and amortization of fixed assets, legal and other professional services fees, rental and other general corporate related expenses.

We expect to incur additional expenses after we complete this offering, primarily due to the costs of operating as a public company, which are expected to include additional legal, accounting, corporate governance, and investor relations expenses, as well as higher directors’ and officers’ insurance premiums.

Research and development expenses

Our research and development expenses consist primarily of materials cost for testing, payroll and related expenses for research and development professionals and the utilities expenses occurred in designing, developing and operating our technology innovations for launching new products and upgrading existing products.

We expect that our overall research and development expenses will vary from period to period as a percentage of revenue.

Operating income

Our profit from operations increased by approximately 71.5% from US$1.0 million for the three months ended June 30, 2024, to US$0.6 million for the three months ended June 30, 2025. This increase was primarily due to the significant increase in gross profit, which grew at a faster rate than our operating expenses.

For the six months ended June 30, 2025, our profit from operations was US$1.9 million, compared to US$1.0 million for the six months ended June 30, 2024. The 82.2% operating profit surge was primarily due to the significant increase in gross profit, which grew at a faster rate than our operating expenses.

Net income

Our net income increased by approximately 44.0% from US$0.4 million for the three months ended June 30, 2024, to US$0.6 million for the three months ended June 30, 2025. This increase was primarily a result of the factors contributing to the higher operating income discussed above for the interim period.

For the six months ended June 30, 2025, our net income was US$1.4 million, an increase of 89.6% from US$0.7 million for the six months ended June 30, 2024. This increase was primarily a result of the factors contributing to the higher operating income discussed above for the interim period.

Taxation

Income taxes

Current income taxes are provided on the basis of income/(loss) for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. Deferred income taxes are provided using the assets and liabilities method. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The tax base of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of income and comprehensive income in the period of change. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more-likely-than-not that some portion of, or all of the deferred tax assets will not be realized.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider positive and negative evidence when determining whether a portion or all of its deferred tax assets will more likely than not be realized. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods, its experience with tax attributes expiring unused, and its tax planning strategies. The ultimate realization of deferred tax assets is dependent upon its ability to generate sufficient future taxable income within the carry-forward periods provided for in the tax law and during the periods in which the temporary differences become deductible. When assessing the realization of deferred tax assets, we consider possible sources of taxable income including (i) future reversals of existing taxable temporary differences, (ii) future taxable income exclusive of reversing temporary differences and carry-forwards, (iii) future taxable income arising from implementing tax planning strategies, and (iv) specific known trend of profits expected to be reflected within the industry.

Uncertain tax positions

We evaluate each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. as of June 30, 2025, and as of December 31, and 2024, we did not have any significant unrecognized uncertain tax positions.

We did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of our consolidated statements of operations for the six months ended June 30, 2025, and for the fiscal years ended December 31, 2024.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We continually evaluate our estimates, including, but not limited to, those related to the allowance for credit loss for uncollectible accounts receivable and other receivable, slow moving of inventories, recoverability and useful lives of long-lived assets, and valuation allowance for deferred tax assets. Out of our significant accounting policies, which are described in Note 2 — “Summary of principal accounting policies” of our consolidated financial statements included elsewhere in this registration statement, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Impairment of Right-of-use Assets and Other Long-lived Assets

We review our right-of-use assets, or ROU assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Factors we consider to be important which could trigger an impairment review primarily include:

●	significant underperformance relative to projected operating results;

●	significant changes in the overall business strategy;

●	significant adverse changes in legal or business environment; and

●	significant competition, unfavorable industry trends, or economic outlook.

When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposal. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying value over the fair value of the assets. Fair value is generally determined by discounting the cash flow expected to be generated by the assets, when the market prices are not readily available. as of June 30, 2025 and December 31, 2024, there was impairment of long-lived assets of nil and US$87,392, respectively. This recognized loss highlights the reality of this risk.

Should significant adverse changes occur in the future, such as intensified market competition leading to sales continuously falling below expectations, or if a key technology becomes obsolete, we may need to recognize additional impairment losses. Any future impairment loss would be recorded as a non-cash charge to our operating expenses, which would materially and adversely impact our operating income and net income.

Revenue recognition

We recognize our revenues under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle underlying the revenue recognition of this Accounting Standards Update (“ASU”) allows us to recognize revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which we expect to be entitled in such exchange. This will require us to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer.

We apply five-step model to recognize revenue from customer contracts. The five-step model requires us to (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation.

We recognize revenues at a point in time when control of the products is transferred to the customers, generally occurs upon delivery according to the terms of the underlying contracts. Our standalone selling prices are based on the prices charged to customers for the single performance obligation which is transfer of control of products upon delivery to the customers. Our general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive credit, and therefore we do not estimate returns.

Contract Balances

When either party to a contract has been performed, we present the contract in the consolidated balance sheets as the contract assets or contract liabilities, depending on the relationship between the entity’s performance and the customer’s payment.

Contract assets represent our right to consideration in exchange for products that we have transferred to customers. We have no contract assets as of June 30, 2025, and as of December 31, 2024.

Generally, we collect the considerations in advance. The contract liabilities primarily are related to unsatisfied performance obligations when payment has been received from customers before satisfying the corresponding performance obligation. The contract liabilities are recorded as “advance from customers” on the consolidated balance sheets. as of June 30, 2025, the balance of contract liabilities was US$2.5 million. Approximately 94.3% of the balance of 2024 has been recognized as revenue as of the date of this prospectus. As of December 31, 2024, the balance of contract liabilities was US$4.9 million. We expect to recognize the balance as of June 30, 2025 as revenue within the next 3 months.

Recent accounting pronouncements

See the discussion of the recent accounting pronouncements in the section headed “Summary of Significant Accounting Policies” contained in Note 2 to the combined financial statements.

Results of Operations

The three months ended June 30, 2025 compared to the three months ended June 30, 2024

	For the three months ended June 30,
	2025		2024
	US$	%	US$	%
Revenues	14,711,421	100.0	8,688,749	100.0
Cost of revenues	(11,062,007)	(75.2)	(6,526,070)	(75.1)
Gross profit	3,649,414	24.80	2,162,679	24.9

Operating expenses:
Selling and marketing expenses	(1,694,837)	(11.5)	(1,021,999)	(11.8)
General and administrative expenses	(654,567)	(4.5)	(411,218)	(4.7)
Research and development expenses	(329,096)	(2.2)	(163,461)	(1.9)
Total operating expenses	(2,678,500)	(18.2)	(1,596,678)	(18.4)

Operating income	970,914	6.6	566,001	6.5

Interest income/(expense), net	27,176	0.2	13,594	0.2
Other gain, net	(57,442)	(0.4)	(104,530)	(1.2)
Income before taxes	940,648	6.4	475,065	5.5
Income tax expenses	(319,425)	(2.2)	(43,646)	(0.5)
Net income	621,223	4.2	431,419	5.0

Revenues: Our total revenues increased by approximately 69.3% from US$8.7 million for the three months ended June 30, 2025 to US$14.7 million for the three months ended June 30, 2025. The increase was primarily due to the expansion of our cannabis E-vapors sales volume base in the United States, which is mainly driven by the increased demand on cannabis E-vapors by the customers. Additionally, the sales of newly developed medical nebulizers and online candy sales for the three months ended June 30, 2025 contributed to the increase in revenue with our improved brand recognition.

Cost of Revenues: Our total cost of sales increased by approximately 69.5% to US$ 11.1 million for the three months ended June 30, 2025 from US$6.5 million for the three months ended June 30, 2024, primarily due to our increased cost of raw materials and increased manufacturing cost in line with the increased sales for the three months ended June 30, 2025.

Gross profit and gross profit margin: As a result of the factors set out above, our gross profit increased by approximately 68.7% from US$2.1 million for the three months ended June 30, 2024 to US$3.6 million for the three months ended June 30, 2025, primarily attributable to an increase in sales volume and customers’ demands with our improved brand recognition, which resulted from an increasing number of 19 new clients in the first half of 2025. However, our gross profit margin slightly decreased from 24.9% for the three months ended June 30, 2024 to 24.8% for the three months ended June 30, 2025, primarily due to adjustments in product mix to meet evolving customer preferences.

Selling and marketing expenses: Our sales and marketing expenses increased by approximately 65.8% to US$1.7 million for the three months ended June 30, 2025 from US$1.0 million for the three months ended June 30, 2024, principally due to the increased cost of sales person, and shipping expense and the additional amount of US$0.3 million related to Amazon platform fee in 2025.

General and administrative expenses: Our general and administrative expenses increased by approximately 59.2% to US$0.7 million for the three months ended June 30, 2025 from US$0.4 million for the three months ended June 30, 2024, primarily due to the increased labor cost.

Research and Development Expenses: Our research and development expenses increased by approximately 101.3% from US$0.2 million for the three months ended June 30, 2024 to US$0.3 million for the three months ended June 30, 2025, primarily due to the increased R&D personnel for our new series of E-vapors, iPrefer in the first quarter of 2025.

Interest income/(expenses), net: We had a net of interest income of US$27,176 and interest expense of US$13,594 for the three months ended June 30, 2025 and 2024, respectively, This increase was mainly attributable to: (a) interest income generated from unrestricted working capital deposits with original maturities of three months or less; and (b) increased exchange gains from currency translation.

Other loss, net: We recorded a net of other loss of US$57,442 for the three months ended June 30, 2025, which was mainly loss on disposal of property, plant and equipment of US$54,653. We recorded a net of other loss of US$104,531 for the three months ended June 30, 2024, which was mainly due to inventory adjustments of US$97,467.

Income tax expenses: Our income tax expense increased by approximately 631.9% from US$43,646 for the three months ended June 30, 2024 to US$319,425 for the three months ended June 30, 2025, primarily due to the increase of taxable income generated from operations.

Net income: As a result of the above, our net income increased from US$0.4 million for the three months ended June 30, 2024 to US$0.6 million for the three months ended June 30, 2025.

The six months ended June 30, 2025 compared to the six months ended June 30, 2024

	For the six months ended June 30,
	2025		2024
	US$	%	US$	%
Revenues	32,580,522	100.0	17,309,868	100.0
Cost of revenues	(24,948,602)	(76.6)	(12,986,136)	(75.0)
Gross profit	7,631,920	23.4	4,323,732	25.0

Operating expenses:
Selling and marketing expenses	(3,646,819)	(11.2)	(2,080,737)	(12.1)
General and administrative expenses	(1,456,782)	(4.5)	(883,357)	(5.1)
Research and development expenses	(625,993)	(1.9)	(315,365)	(1.8)
Total operating expenses	(5,729,594)	(17.6)	(3,279,459)	(19.0)

Operating income	1,902,326	5.8	1,044,273	6.0

Interest income, net	118,335	0.4	44,382	0.3
Other (loss)/gain, net	(49,788)	(0.1)	(104,528)	(0.6)
Income before taxes	1,970,873	6.1	984,127	5.7
Income tax expense	(560,596)	(1.8)	(240,243)	(1.4)
Net income	1,410,277	4.3	743,884	4.3

Revenues: Our total revenues increased by approximately 88.2% from US$17.3 million for the six months ended June 30, 2024 to US$32.6 million for the six months ended June 30, 2025. This increase was primarily due to the expansion of our Hemp cannabinoid E-vapors customer base in the United States, which is mainly driven by the increased demand on Hemp cannabinoid E-vapors by the customers.

Cost of Revenues: Our total cost of revenues increased by approximately 92.1% to US$24.9 million for the six months ended June 30, 2025 from US$13.0 million for the six months ended June 30, 2024. This increase was primarily due to our increased sales quantity and increased manufacturing cost in line with the increased sales for the six months ended June 30, 2025.

Gross profit and gross profit margin: Our gross profit increased by approximately 76.5% from US$4.3 million for the six months ended June 30, 2024 to US$7.6 million for the six months ended June 30, 2025. This increase was primarily attributable to an increase in sales volume and customers’ demands with our improved brand recognition for the six months ended June 30, 2025. Our gross profit margin increased from approximately 23.4% for the six months ended June 30, 2024 to approximately 25.0% for the six months ended June 30, 2025, primarily due to the increased cost of our products and the offering price discounts by the Company to new clients in order to stimulate sales and gain more market share, and due to adjustments in product mix to meet evolving customer preferences.

Selling and marketing expenses: Our sales and marketing expenses increased by approximately 75.3% to US$3.6 million for the six months ended June 30, 2025 from US$2.0 million for the six months ended June 30, 2024. This increase was principally due to the increased cost of sales person and related to Amazon platform fee in 2025.

General and administrative expenses: Our general and administrative expenses increased by approximately 64.9% to US$1.5 million for the six months ended June 30, 2025 from US$0.9 million for the six months ended June 30, 2024. This change was primarily due to the increased labor cost, property insurance fees, decoration costs, depreciation expenses, taxes and legal service fees.

Research and development expenses: Our research and development expenses increased by approximately 98.5% from US$0.3 million for the six months ended June 30, 2024 to US$0.6 million for the six months ended June 30, 2025. This increase was primarily due to the increased R&D personnel and activities for our new series of E-vapors, iPrefer since the first quarter of 2024.

Interest income, net: We had a net interest income of US$118,335 and US$44,832 for the six months ended June 30, 2025 and 2024, respectively. This increase was mainly attributable to:(a) Interest income generated from unrestricted working capital deposits with original maturities of three months or less;(b) Increased exchange gains from currency translation.

Other loss, net: We recorded a net other loss of US$49,778 for the six months ended June 30, 2025, which was mainly loss on disposal of property, plant and equipment of US$54,653. We recorded a net other loss of US$104,528 for the six months ended June 30, 2024, which was mainly due to inventory adjustments of US$97,467.

Income tax expense: We recorded income tax expense of US$560,596 for the six months ended June 30, 2025 and US$240,243 for the six months ended June 30, 2024. The increase of 133.3% was primarily due to the increase of taxable income generated from operations.

Net income: As a result of the factors discussed above, our net income increased by 89.6% from US$0.74 million for the six months ended June 30, 2024 to US$1.41 million for the six months ended June 30, 2025.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2025 and December 31, 2024, we held cash and cash equivalents of US$2.4 million and US$4.7 million, respectively. We believe that our existing cash balances, cash flows expected to be generated from operations, and access to capital markets will be sufficient to meet our working capital requirements for at least the next twelve months. No funding commitments exist from related parties. We do not anticipate requiring additional financing to meet our liquidity needs within the next twelve months. To execute our growth strategies, we plan to expand our business operations, which may necessitate additional equity financing to scale production capacity and address market demand.

Our primary source of liquidity historically has been cash generated from our business operations and equity contributions from our shareholders, which have historically been sufficient to meet our working capital and capital expenditure requirements.

We may, however, decide to enhance our liquidity position or increase our cash reserve for future investments through additional capital and finance funding. We may need additional cash resources in the future if we experience changes in business conditions or other developments, or if we find and wish to pursue opportunities for investments, acquisitions, capital expenditures or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our ability to manage our working capital, including receivables and other assets and liabilities and accrued liabilities, may materially affect our financial condition and results of operations.

The following table sets forth a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	for the six months ended June 30,
	2025	2024
	US$	US$
Summary Consolidated Cash Flow:
Net cash used in operating activities	$(3,258,202)	$(1,584,680)
Cash used in investing activities	(253,828)	(350,097)
Cash used in financing activities	(62,000)	(34,000)
Net decrease in cash and cash equivalents	$(3,574,030)	$(1,968,777)
Cash and cash equivalents, at beginning of year	4,749,842	4,119,608
Cash and cash equivalents, at end of year	1,175,812	2,150,831

Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was US$3.2 million. This net cash outflow was primarily driven by the relationship between our net income of US$1.4 million and significant non-cash adjustments and changes in our operating assets and liabilities: (i) We had net positive non-cash adjustments of $1.0 million, which positively impacted our operating cash flow. This amount was primarily composed of $1.0 million in depreciation and amortization and a US$0.1 million provision for inventory obsolescence, partially offset by a non-cash deferred income tax benefit of US$0.1 million; and (ii) these positive contributions were more than offset by a net cash outflow of US$5.6 million from changes in our operating assets and liabilities. The most significant factor contributing to this outflow was a US$0.7 million use of cash required to fund an increase in our inventories. Further cash was used to fund a decrease in advances from customers of US$2.4 million and a decrease in amounts due to related parties of US$1.6 million. These cash uses were partly expedited by a cash outflow of $1.0 million generated from an decrease in our accounts payable and other current liabilities.

For the six months ended June 30, 2024, net cash used in operating activities was $1.6 million. This net cash outflow, despite a net income of US$0.7 million, was the result of significant cash uses within our operating assets and liabilities, after accounting for non-cash items: (i) We had net positive non-cash adjustments of US$0.4 million, an amount primarily consisting of US$0.4 million in depreciation and amortization and a US$0.1 million provision for inventory obsolescence; partially offset by a non-cash deferred income tax benefit of US$0.1 million; and (ii) these factors were more than offset by a net cash outflow of US$2.7 million from changes in our operating assets and liabilities. The principal drivers of this outflow were a US$1.2 million cash use resulting from a decrease in amounts due to related parties, an additional US$0.5 million cash use for an decrease in Accrued expenses and other current liabilities, an additional US$0.2 million cash use for an increase in other current assets, and an increase of advance from customers of US$1.2million, partially offset by an increase of inventories of US$2.4 million.

Investing Activities

For the six months ended June 30, 2025, cash used in investing activities was US$253,828, mainly due to the purchase of property, plant and equipment of US$253,828.

For the six months ended June 30, 2024, cash used in investing activities was US$350,097, mainly due to the purchase of property, plant and equipment of US$160,097 and the payment to Shenzhen LFS related to the acquisition of PAPA Health of US$190,000.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was US$34,000, primarily attributable to the payment deferred offering cost.

For the six months ended June 30, 2024, net cash used in financing activities was US$34,000, primarily attributable to an increase of deferred offering cost of US$36,000, partially offset by the proceeds from capital contribution of US$2,000.

Trend Information

Other than as described elsewhere in this prospectus, we are not aware of any trends, uncertainties, demands, commitments, or events that are reasonably likely to have a material adverse effect on our revenues, income from continuing operations, profitability, liquidity or capital resources, or that would cause our reported financial information not necessarily to be indicative of future operating results or financial condition.

Off-balance sheet arrangement

The Company has no off-balance sheet arrangements, including arrangements that would affect its liquidity, capital resources, market risk support, and credit risk support or other benefits.

Capital Expenditures

Our capital expenditures were US$253,828 and US$160,097 for the six months ended June 30, 2025 and 2024, respectively. Our capital expenditures are incurred primarily in connection with purchase of property, plant and equipment. Our capital expenditures was US$332,005 for the years ended December 31, 2024. As of the date of this prospectus, there have been no material commitments for capital expenditures. We intend to fund our future capital expenditure with our existing cash balance, proceeds of bank loans and proceeds from this offering.

Commitments and Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, government investigations and tax matters. In accordance with ASC No. 450-20, “Loss contingencies,” we will record accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on our consolidated business, financial position, cash flows or results of operations taken as a whole. As of the date of this prospectus, the Company is not a party to any material legal or administrative proceedings.

Quantitative and Qualitative Disclosures about Market Risk

Concentration of credit risk

Financial instruments that potentially subject us to the concentration of credit risks consist of cash, cash equivalents, and accounts receivable. As of June 30, 2025 and December 31, 2024, substantially all of our cash and cash equivalents were held by major financial institutions located in the United States, which management believes are of high credit quality. In the United States, a depositor has up to US$250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2025 and December 31, 2024, US$397,791 and US$3,984,526 of our cash and cash equivalents held by financial institutions were uninsured, respectively. For the credit risk related to accounts receivable, we perform ongoing credit evaluations of our customers and establish a provision for expected credit loss based upon estimates and factors surrounding the credit risk of specific customers.

Concentration of customers and suppliers

Major customers

For the six months ended June 30, 2025 and 2024, there were two customers, respectively, from whom revenues individually represented greater than 10% of our total revenues. The total sales to these customers accounted for approximately 68.4% and 56.0% of our total revenues for the six months ended June 30, 2025 and 2024, respectively.

For the years ended December 31, 2024,thhere were two customers from whom revenues individually represent greater than 10% of the total revenues of the Group. The total sales to these customers accounted for approximately 56.7% of total revenues for the year ended December 31, 2024.

As of June 30, 2025, accounts receivable from one customer accounted for approximately 64.4% of our total accounts receivable. As of December 31, 2024, two customers accounted for approximately 23.3% of our total accounts receivable.

Major suppliers

For the six months ended June 30, 2025 and 2024, there were two and three suppliers, respectively, from whom the Group’s purchases individually exceeded 10% of its total purchases. The aggregate purchases from these suppliers totaled approximately 30.2% and 51.8% of the Group’s total purchases for the six months ended June 30, 2025 and 2024, respectively. For the years ended December 31, 2024, there were two suppliers, from whom the Group’s purchases individually exceeded 10% of its total purchases. The aggregate purchases from these suppliers totaled approximately 34.0% of the Group’s total purchases for the years ended December 31, 2024.

As of June 30, 2025, there were three third-party suppliers who accounted for approximately 83.3% of the Group’s accounts payable. As of December 31, 2024, there were three third-party suppliers accounted for approximately 75.4% of the Group’s accounts payable.

For the six months ended June 30, 2025 and 2024, this related party supplier individually represented 1.4% and 1.1% of the total cost of revenues, 26.6% and 12.3% of the total selling and marketing expenses, 6.8% and 4.4% of the total general and administrative expenses, and 31.2% and 26.2% of the total research and development expenses of the Group, respectively.

Separately, for the year ended December 31, 2024, there was a related party, Shenzhen Life, providing selling services and E-vapors technology services to the Group. This supplier individually represented 0.7% of the total cost of revenues, 28.4% of the total selling and marketing expenses, 7.3% of the total general and administrative expenses, and 49.0% of the total research and development expenses of the Group.

Item 3-Quantitative and qualitative disclosures about market risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4-Controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures

As of June 30, 2025, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2025 through June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Information Not Required In Prospectus

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1a. Risk Factors.

The risk factors described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1 filed on August 7, 2025, as declared effective by the Securities and Exchange Commission (the “SEC”) on August 12, 2025 (the “Form S-1”), as well as the headings “Risks Factors” could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our class a common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in this quarterly report on form 10-Q (including the disclosures in the section titled “management’s discussion and analysis of financial condition and results of operations” and in our unaudited condensed consolidated financial statements and related notes), and in the other documents that we file with the sec.

There have been no material changes from the risk factors previously disclosed under the heading “risk factors” in the Form S-1.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(a) During the quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a current report on form 8-K.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6-Exhibits

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

signatures

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2025	Papa Medical Inc.

	By:	/s/ Jian Hua
	Name:	Jian Hua
	Title:	Chief Executive Officer and Director

	By:	/s/ Hua Yao
	Name:	Hua Yao
	Title:	Chief Financial Officer