Form 10-Q
period 2025-09-30
Papa Medical Inc.
filed 2025-11-14
CIK 2024283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1 filed on August 7, 2025, as declared effective by the SEC on August 12, 2025 and post-effective amendment no. 1 to our Registration Statement on Form S-1 filed on September 29, 2025, as well as the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the U.S. Securities and Exchange Commission (the “SEC”). You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

i

PART I - FINANCIAL INFORMATION

ITEM 1-Financial Statements

PAPA MEDICAL Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	Notes	September 30, 2025	December 31, 2024
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$857,529	$4,749,842
Accounts receivable, net	4	167,963	216,352
Inventories	5	7,443,649	7,429,293
Amounts due from related parties	11	11,000	11,000
Deferred offering cost		1,222,960	1,060,960
Prepayments and other current assets, net	6	1,516,017	1,213,818
Total current assets		11,219,118	14,681,265

Non-current assets:
Property, plant and equipment, net	7	1,233,082	1,551,063
Right-of-use assets	8	1,165,931	2,660,535
Deferred tax assets	13	427,758	259,448
Other non-current assets	9	246,240	263,250
Total non-current assets		3,073,011	4,734,296
Total assets		$14,292,129	$19,415,561

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable		$1,332,204	$2,617,733
Taxes payable		22,184	27,989
Amounts due to related parties	11	3,884,798	4,826,976
Operating lease liabilities, current	8	1,129,768	1,041,197
Advance from customers		3,566,426	4,949,717
Accrued expenses and other current liabilities	10	580,793	1,348,941
Total current liabilities		10,516,173	14,812,553

Non-current liabilities:
Operating lease liabilities, non-current	8	206,470	1,623,876
Total non-current liabilities		206,470	1,623,876
Total liabilities		$10,722,643	$16,436,429

Shareholders’ equity:
Class A Common stock ($0.0001 par value; 137,634,560 shares authorized; 7,634,560 shares issued and outstanding as of September 30, 2025 and December 31, 2024*		$763	$763
Class B Common stock ($0.0001 par value; 12,365,440 shares authorized; 12,365,440 shares issued and outstanding as of September 30, 2025 and December 31, 2024*		1,237	1,237
Additional paid-in capital		579,544	579,544
Retained earnings		2,987,942	2,397,588
Total shareholders’ equity		3,569,486	2,979,132
Total liabilities and equity		$14,292,129	$19,415,561

*	The shares data is presented on a retroactive basis to reflect the reorganization (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

		For the three months ended September 30,		For the nine months ended September 30,
	Notes	2025	2024	2025	2024
Revenues		$7,368,220	$9,972,437	$39,948,742	$27,282,305
Cost of revenues		(5,948,565)	(7,533,271)	(30,897,167)	(20,519,407)
Gross profit		1,419,655	2,439,166	9,051,575	6,762,898

Operating expenses:
Selling and marketing		(1,625,511)	(1,201,905)	(5,272,330)	(3,282,642)
General and administrative		(749,573)	(599,785)	(2,206,355)	(1,483,142)
Research and development		(329,505)	(195,790)	(955,498)	(511,155)
Total operating expenses		(2,704,589)	(1,997,480)	(8,434,183)	(5,276,939)

Operating income		(1,284,934)	441,686	617,392	1,485,959

Interest income, net		54	(14,036)	118,389	30,346
Other loss, net		987	(7,235)	(48,801)	(111,763)
Income before income taxes		(1,283,893)	420,415	686,980	1,404,542
Income tax credit/(expense)	13	463,970	(115,944)	(96,626)	(356,187)
Net income attributable to the Company’s shareholders		$(819,923)	$304,471	$590,354	$1,048,355

Basic and diluted income per share
Net income per share	12	(0.04)	0.02	0.03	0.05

Weighted average shares used in calculating net income per share*
Basic and diluted		20,000,000	20,000,000	20,000,000	20,000,000

*	The shares and per share data are presented on a retroactive basis to reflect the reorganization (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Class A common stock*		Class B common stock*		Subscription	Additional paid-in	Retained	Total
	Shares	Amount	Shares	Amount	Receivable	capital	earnings	Equity
Balance as of December 31, 2023 (Audited)	7,634,560	$763	12,365,440	$1,237	$(2,000)	$769,544	$1,535,618	$2,305,162
Net income	—	—	—	—	—	—	312,466	312,466
Balance as of March 30, 2024 (Unaudited)	7,634,560	$763	12,365,440	$1,237	$(2,000)	$769,544	$1,848,084	$2,617,628
Net income	—	—	—	—	—	—	431,418	431,418
Capital contribution	—	—	—	—	2,000	—	—	2,000
Acquisition of subsidiary	—	—	—	—	—	(190,000)	—	(190,000)
Balance as of June 30, 2024 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$2,279,502	$2,861,046
Net income	—	—	—	—	—	—	304,471	304,471
Balance as of September 30, 2024 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$2,583,973	$3,165,517
Net income	—	—	—	—	—	—	(186,385)	(186,385)
Balance as of December 31, 2024 (Audited)	7,634,560	$763	12,365,440	$1,237	$—	$579,544	$2,397,588	$2,979,132
Net income	—	—	—	—	—	—	789,054	789,054
Balance as of March 31, 2025 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$3,186,642	$3,768,186
Net income	—	—	—	—	—	—	621,223	621,223
Balance as of June 30, 2025 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$3,807,865	$4,389,409
Net income	—	—	—	—	—	—	(819,923)	(819,923)
Balance as of September 30, 2025 (Unaudited)	7,634,560	$763	12,365,440	$1,237	—	$579,544	$2,987,942	$3,569,486

*	The shares data is presented on a retroactive basis to reflect the reorganization (Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts expressed in US dollars (“$”))

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$590,354	$1,048,355
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	595,360	137,472
Amortization of right-of-use assets	813,982	507,293
Loss on disposal of property, plant and equipment	142,045	—
Reversal of impairment of property, plant and equipment	(87,392)	—
Gain on derecognition of ROU assets	(77,060)	—
Allowance for stock obsolescence of inventories	431,693	97,467
Allowance for expected credit loss	—	2,204
Deferred income tax	(168,310)	(153,144)
Changes in operating assets and liabilities:
Accounts receivable, net	48,389	128,097
Inventories, net	(446,049)	(591,231)
Prepayments and other current assets, net	(252,873)	(379,934)
Accounts payable	(1,273,736)	(51,695)
Operating lease liabilities	(554,143)	(415,648)
Income taxes payable	(5,805)	(634,177)
Amounts due to related parties	(942,178)	(1,971,935)
Other non-current assets	—	(17,010)
Advance from customers	(1,383,291)	1,547,216
Accrued expenses and other current liabilities	(768,148)	60,349
Net cash used in operating activities	(3,337,162)	(686,321)

Cash flows from investing activities:
Purchase of property, plant and equipment	(393,151)	(160,222)
Payment for the acquisition of subsidiary	—	(190,000)
Cash used in investing activities	(393,151)	(350,222)

Cash flows from financing activities:
Deferred offering cost	(162,000)	(417,067)
Capital contribution	—	2,000
Net cash used in financing activities	(162,000)	(415,067)

Net decrease in cash and cash equivalents	(3,892,313)	(1,451,610)
Cash and cash equivalents, beginning of period	4,749,842	4,119,608
Cash and cash equivalents, end of period	$857,529	$2,667,998

Supplemental disclosure of cash flows information:
Income taxes paid	$156,000	$1,146,049
Supplemental disclosure of non-cash information:
Payment netting for purchase of property, plant and equipment	$36,575	$191,648
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$967,935

The accompanying notes are an integral part of these consolidated financial statements.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Group believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the full years or any future periods.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The carrying amounts reported in the balance sheets of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair value based on the short-term maturity of these instruments. The Group did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

(f) Cash and cash equivalents

Cash and cash equivalents represent cash on hand and highly-liquid investments placed with banks or other financial institutions, which are unrestricted as to withdrawal and use, and which have original maturities of three months or less.

(g) Accounts receivable, net

Accounts receivable includes trade accounts due from customers. The Group maintains an allowance for credit losses, which reflects its best estimate of amounts that potentially will not be collected. The Group determines the allowance for credit losses taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the debtors as well as the age of the individual receivables balance. In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the Group to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. The Group adopted this guidance effective January 1, 2022. The Group makes specific expected credit loss provisions based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections and future economic conditions (extend data and macroeconomic factors). Account balances are charged off against the provision after all means of collection have been exhausted and the likelihood of collection is not probable. As of September 30, 2025, and December 31, 2024, the Group had an allowance for credit loss of US$30,148 and US$30,148 respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

(j) Deferred offering costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Group directly attributable to a proposed initial public offering have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorney, financial consultants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. If the proposed initial public offering is no longer probable of occurring, the deferred costs will be expensed at that time. The balance of deferred offering costs recognized as of the nine months ended September 30, 2025 and the year ended December 31, 2024 were US$1,222,960 and US$1,060,960, respectively.

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

At the commencement date, the lease liability is recognized at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Group’s incremental borrowing rate for the same term as the underlying lease. The right-of-use asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred. All right-of-use assets are reviewed for impairment annually. There was no impairment for right-of-use lease assets as of September 30, 2025 and December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

2. Summary of principal accounting policies (cont.)

(l) Impairment of long-lived assets

The Group evaluates its long-lived assets, including property, plant and equipment and right-of-use assets with finite lives, for impairment whenever events or changes in circumstances, such as a significant adverse change to market conditions that will impact the future use of the assets, indicate that the carrying amount of an asset may not be fully recoverable. When these events occur, the Group evaluates the recoverability of long-lived assets by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amounts of the assets, the Group recognizes an impairment loss based on the excess of the carrying amounts of the assets over their fair value. Fair value is generally determined by discounting the cash flows expected to be generated by the assets, when the market prices are not readily available. As of September 30, 2025 and December 31, 2024, there was impairment of long-lived assets of nil and US$87,392, respectively.

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

The Group generates revenues primarily from sales of branded Consuming E-vapors and Hemp cannabinoid E-vapors. In addition, the Group also generates other revenues from sales of e-liquid materials to customers. The following table presents the Group’s revenues disaggregated by revenue sources for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Revenues
Hemp Cannabis E-vapors	5,919,252	80.3	8,549,486	85.7	35,486,368	88.8	22,906,860	84.0
Consuming E-vapors	185,302	2.5	564,076	5.7	674,994	1.7	1,820,170	6.7
Medical nebulizers	650,690	8.8	441,214	4.4	2,217,233	5.6	1,576,386	5.8
Online candy sales	570,893	7.7	296,516	3.0	1,366,001	3.4	771,899	2.8
Third-party sales of raw materials	(322)	(0.0)	21,745	0.2	55,503	0.1	46,963	0.1
Related party sales of raw materials	11,428	0.2	—	—	15,677	0.04	7,566	0.1
Others	30,977	0.5	99,400	1.0	132,966	0.4	152,461	0.5
Total revenues	7,368,220	100.0	9,972,437	100.0	39,948,742	100.0	27,282,305	100.0

The Group recognizes revenues at a point in time when control of the products is transferred to the customers, generally occurs upon delivery according to the terms of the underlying contracts. The Group’s standalone selling prices are based on the prices charged to customers for the single performance obligation which is transfer of control of products upon delivery to the customers. The Group’s general terms and conditions for its contracts contain a right of return that allows the customer to return products and receive a credit if there are any product quality issued. Given minimal customer returns historically, the Group did not reserve for sales returns as of September 30, 2025 and December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The following table presents the Group’s revenues disaggregated by area for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Revenues
North America	6,440,166	87.4	9,253,394	92.8	37,082,463	92.8	24,586,833	90.1
Europe	618,620	8.4	682,545	6.8	2,283,123	5.7	2,297,987	8.4
UAE	—	—	34,650	0.3	23,100	0.1	378,786	1.4
Others	309,434	4.2	1,848	0.1	560,056	1.4	18,699	0.1
Total revenues	7,368,220	100.0	9,972,437	100.0	39,948,742	100.0	27,282,305	100.0

Contract Balances

Contract assets represent the Group’s right to consideration in exchange for products that the Group has transferred to customers. The Group has no contract assets as of September 30, 2025 and December 31, 2024.

Generally, the Group collects the considerations in advance. The contract liabilities primarily are related to unsatisfied performance obligations when payment has been received from customers before satisfying the corresponding performance obligation. The contract liabilities are recorded as “advance from customers” on the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the balance of contract liabilities is US$3,566,426 and US$4,949,717, respectively. Approximately 94.3% of the balance as of December 31, 2024 has been recognized as revenue as of the date of this report. The Group expects to recognize the balance as of September 30, 2025 as revenue within the next 3 months.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

As of September 30, 2025 and December 31, 2024, substantially all of the Group's cash and cash equivalents were held with major financial institutions in the United States and Hong Kong, which management considers to be of high credit quality. While the Group could lose cash held with a bank in the event of the bank's insolvency or an inability to access funds, it has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on these deposits.

In the United States, the FDIC provides deposit insurance coverage up to US$250,000 per depositor per insured bank. Similarly, the Hong Kong Deposit Protection Scheme offers coverage up to HK$800,000 per depositor per member bank.

As of September 30, 2025 and December 31, 2024, the uninsured portions of the Group's cash and cash equivalents held with U.S. financial institutions were US$212,657 and US$3,984,526, respectively.

All of the Group's cash and cash equivalents held with financial institutions in Hong Kong were fully covered by the applicable deposit insurance as of September 30, 2025.

To manage credit risk associated with accounts receivable, the Group conducts ongoing credit evaluations of its customers and recognizes an allowance for credit loss based on estimates, specific customer risk factors, and other relevant information.

(b) Concentration of customers and suppliers

Major Customers

For the three months ended September 30, 2025 and 2024, revenues from two customers individually exceeded 10% of the Group’s total revenues. Sales to these customers accounted for 39.1% and 21.3% of total revenues for the three months ended September 30, 2025 and 30.2% and 29.4% of total revenues for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, revenues from two customers individually exceeded 10% of the Group’s total revenues. Sales to these customers accounted for 35.9% and 31.1% of total revenues for the nine months ended September 30, 2025 and 29.0% and 27.9% of total revenues for the nine months ended September 30, 2024.

As of September 30, 2025, one customer accounted for 15.2% of the Group’s accounts receivable, representing more than 10% of the total accounts receivable. As of December 31, 2024, two customers individually represented more than 10% of the total accounts receivable, each of which accounted for 12.2% and 11.1%, respectively.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

3. Concentration of risks (cont.)

Major Suppliers

There were three suppliers from whom purchases individually represent greater than 10% of the total purchases of the Group for the nine months ended September 30, 2025 and 2024, respectively. The total purchase from these suppliers accounted for approximately 15.9%, 12.6% and 10.5% of the Group’s total purchase for the nine months ended September 30, 2025 and 24.6%, 10.9% and 10.3% of the Group’s total purchase for the nine months ended September 30, 2024, respectively.

As of September 30, 2025, there were four third-party suppliers accounted for approximately 27.4%, 26.2%, 15.3%, 10.1% of the Group’s total accounts payable. As of December 31, 2024, there were three third-party suppliers accounted for approximately 40.8%, 21.5% and 13.1% of the Group’s total accounts payable.

For the nine months ended September 30, 2025 and 2024, Shenzhen Feellife, a related party supplier individually represented 0.5% and 0.7% of the Group’s total cost of revenues, 25.0% and 30.9% of the Group’s total selling and marketing expenses, 5.4% and 7.9% of the Group’s total general and administrative expenses, and 34.6% and 51.9% of the Group’s total research and development expenses, respectively.

4. Accounts receivable, net

Accounts receivable and the allowance for credit losses consist of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Accounts receivable	$198,111	$246,500
Less: allowance for credit losses	(30,148)	(30,148)
	$167,963	$216,352

As of September 30, 2025, no credit loss provisions were recognized for the Group’s accounts receivable.

5. Inventories

Inventories, consist of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Raw materials	$3,928,003	$2,233,878
Goods in transit	388,229	3,360,649
Work in progress	38,805	64,902
Finished goods	3,818,902	2,068,461
	8,173,939	7,727,890
Less: provision for net realizable value allowance	(730,290)	(298,597)
	$7,443,649	$7,429,293

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

5. Inventories (cont.)

Movement in provision of stock obsolescence of inventories was as follows:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Opening balance	$(298,597)	(330,065)
Provision for the period	(525,460)	(123,342)
Write-offs	93,767	154,810
Closing balance	$(730,290)	(298,597)

As of September 30, 2025, the Group wrote off inventory of US$93,767 due to the disposal of slow−moving inventories and recognized additional stock obsolescence of US$525,460. As of December 31, 2024, the Group wrote off inventory of US$154,810 due to the disposal of slow−moving inventories and recognized additional stock obsolescence of US$123,342.

6. Prepayments and other current assets, net

Prepayments and other current assets, net consisted of the following:

	As of,
	September 30, 2025	December 31, 2024
	(Unaudited)
Advance to suppliers	$1,288,089	$869,049
Tax advance payment	220,693	329,629
Staff advances	1,021	640
Others	6,214	14,500
	$1,516,017	$1,213,818

As of September 30, 2025 and December 31, 2024, no allowance for credit losses was recognized by the Group.

7. Property, plant and equipment, net

Property, plant and equipment consists of the following:

	As of,
	September 30, 2025	December 31, 2024
	(Unaudited)
Production equipment	$1,725,783	$1,905,670
Electronic equipment	42,024	44,539
Office furniture	90,157	73,494
Motor vehicles	23,891	23,891
Research and development equipment	123,135	107,660
Leasehold improvement	261,269	192,869
Construction in progress	129,510	—
	2,395,769	2,348,123
Less: accumulated depreciation	(1,162,687)	(709,668)
Less: impairment loss	—	(87,392)
Property, plant and equipment, net	$1,233,082	$1,551,063

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

7. Property, plant and equipment, net (cont.)

For the nine months ended September 30, 2025, the Group recorded depreciation expenses of US$595,360, which were recorded of US$438,313 as cost of revenues, and US$142,005 as general and administrative expenses, and US$15,042 as research and development expenses, respectively. For the nine months ended September 30, 2024, the Group recorded depreciation expenses of US$137,472, which were recorded of US$119,677 as cost of revenues, US$17,795 as general and administrative expenses, respectively.

For the nine months ended September30, 2025, the Group disposed of property, plant and equipment with an original cost of $284,385 and accumulated depreciation of US$142,340, resulting in a total disposal loss of US$142,045. An impairment loss of US$87,392 on these assets was subsequently written off, ultimately giving rise to a net loss on disposal of fixed assets of US$54,653.

As of September 30, 2025, equipment valued at US$129,510 had been received and installed by the Group, but remained pending final inspection and acceptance by the Group.

8. Lease

The Group lease office and warehouse space from third parties and a workshop from Cpresso, LLC, a related party of the Group. The Group does not have any finance lease for the nine months ended September 30, 2025 and financial year ended December 31, 2024. Operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent the Group’s right to use the leased asset for the lease term, and lease liabilities represent the obligation to make lease payments.

For the nine months ended September 30, 2025 and 2024, the Group incurred operating lease expense of US$813,982 and US$584,372, respectively. For the three months ended September 30, 2025 and 2024, the Group incurred operating lease expense of US$239,541 and US$207,505, respectively. The operating lease expenses were charged to cost of sales, and selling and marketing, and general and administrative expenses, and research and development.

A summary of supplemental information related to operating leases as of September 30, 2025 and December 31, 2024 is as follows:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Right-of-use assets	$1,165,931	$2,660,535
Operating lease liabilities, current	$(1,129,768)	$(1,041,197)
Operating lease liabilities, non-current	$(206,470)	$(1,623,876)
Weighted average remaining lease terms	1.3 years	3.4 years
Weighted average discount rate	4.67%	5.24%

The future lease payments as of September 30, 2025 were as follows:

As of September 30, 2025
(Unaudited)
FY2025 (remaining three months)	$425,180
FY2026	942,818
Total lease payment	1,367,998
less: imputed interest	(31,760)
Total lease liabilities	$1,336,238

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

9. Other non-current assets

The Group’s other non-current assets comprised of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Rental deposit	$246,240	$263,250

On November 13, 2023, PAPA Health entered into a three-year warehouse lease agreement with a third-party, The Mugica Descendants Trust, pursuant to which PAPA Health was entitled to lease a warehouse space with a rental deposit of US$246,240 for business operation purpose. This operating lease has been resulted in ROU assets and lease liabilities which was disclosed in Note 8 Lease.

On March 6, 2024, PAPA Health entered into a five-year warehouse lease agreement with a third party, Monte Street Properties LLC. This agreement was terminated on May 31, 2025 due to the Group’s business adjustments, and the US$17,010 security deposit under the lease was applied toward offsetting a portion of the rent.

10. Accrued expenses and other current liabilities

The Group’s accrued expenses and other current liabilities comprised of the following:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Payroll payable	104,864	145,358
Payable to professionals	31,000	389,000
Freight payable	364,587	795,246
Other suppliers payable	71,087	—
Others	9,255	19,337
	$580,793	$1,348,941

11. Related parties’ transactions

The Group had the following balances with related parties consisted of the following:

Names of the related parties	Relationship with the Company
Shenzhen Fanhuo Life Science Co., Ltd (“Shenzhen Feellife”)	Affiliate directly controlled by Principal shareholder of the Company
Shenzhen LFS Nebulizer Medical Co., Ltd. (“Shenzhen LFS”)	Affiliate directly controlled by Principal shareholder of the Company
Feel Life Co., Ltd (“Feel Life”)	Affiliate controlled by Shenzhen LFS
Cpresso, LLC (“Cpresso”)	Controlled by Shenzhen LFS
FGP Group Inc. (“FGP”)	Controlled by Shenzhen LFS
Vplus Health Inc. (“Vplus”)	Controlled by Shenzhen LFS
Hooloo Lab Inc. (“Hooloo”)	Controlled by CEO of the Group
FL GLOBE LTD (“FL GLOBE”)	Controlled by CEO of the Group
Joincare Healthcare Technology Ltd(“Joincare”)	Controlled by FL MEDICAL
IOTA.INC(“IOTA”)	Controlled by CEO of the Group
FEELLIFE HOLDING LTD (“FEELLIFE HOLDING”)	Controlled by FL MEDICAL
Shenzhen Huacheng General Quality Inspection Co., Ltd (“Shenzhen Huacheng”)	Controlled by CEO of PAPA Health
Mr. Jian Hua	Chief Executive Officer and Director
Ms. Hua Yao	Chief Financial Officer

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

11. Related parties’ transactions (cont.)

(a) Amounts due from a related party

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Cpresso, LLC(i)	$11,000	$11,000

(i)	Amounts due from Cpresso, LLC was rental deposit.

(b) Amounts due to related parties

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Shenzhen Feellife(1)	$3,884,798	$4,826,976

(1)	As of September 30, 2025 and December 31, 2024, amounts due to Shenzhen Feellife included payables for the purchase of consumable Hemp cannabinoid E-vapors, packaging materials, and mould equipment from Shenzhen Feellife. Additionally, the Group transferred net amounts due from twelve related parties, namely FGP, Cpresso, Vplus, Shenzhen LFS, Feel Life, Hooloo, FL MEDICAL, FL GLOBE, Joincare, IOTA, FEELLIFE HOLDING and Shenzhen Huacheng totaling US$908,723, for the nine months ended September 30, 2025 and US$374,951 for the year ended on December 31, 2024 to Shenzhen Feellife based on the Debit Waiver Agreement dated April 1, 2024, respectively:

(i)	As of September 30, 2025 and December 31, 2024, amounts due from FGP of nil and US$1,150 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between FGP and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(ii)	As of September 30, 2025 and December 31, 2024, amounts due from Cpresso of nil and US$44,981. No material transactions occurred between Cpresso and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(iii)

As of September 30, 2025 and December 31, 2024, amounts due form Vplus of US$21,277 and US$7,811 were transferred from Vplus to Shenzhen Feellife by the Group, respectively.

As of September 30, 2025 , transferred trade receivables amounting to $276 due from Vplus to Shenzhen Feellife, by the Group.There was no material transaction between Vplus and the Company for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

(iv)	As of September 30, 2025 and December 31, 2024, non-trade amounts due from Shenzhen LFS of US$40,207 and US$1,359,494 were transferred to Shenzhen Feellife by the Group, respectively.

As of September 30, 2025 and December 31, 2024, transferred trade receivables amounting to US$606,176 due from Shenzhen LFS and trade payables amounting to US$1,164,895 due to Shenzhen LFS to Shenzhen Feellife, by the Group, respectively.

For the nine months ended September 30, 2025, there was a total of advance collection of US$113,202 by Shenzhen LFS on behalf of the Group for product sales of the Group. For the year ended December 31, 2024, there was a total of advance collection of US$1,390,714 by Shenzhen LFS on behalf of the Group for product sales of the Group.

(v)	As of September 30, 2025 and December 31, 2024, amounts due from Feel Life of nil and US$96,650 were transferred to Shenzhen Feellife by the Company, respectively. No material transactions occurred between Feel Life and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

11. Related parties’ transactions (cont.)

(vi)	As of September 30, 2025, amounts due from Hooloo of US$8,526 were transferred to Shenzhen Feellife by the Company. As of December 31, 2024, amounts due from Hooloo of US$21,950 is transferred to Shenzhen Feellife by the Company. No material transactions occurred between Hooloo and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(vii)	As of September 30, 2025, and December 31, 2024, amounts due from FL MEDICAL of US$2,650 and $950 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between FL MEDICAL and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(viii)	As of September 30, 2025, and December 31, 2024, amounts due from FL Globe of US$2,650 and US$950 were transferred to Shenzhen Feellife by the Company. No material transactions occurred between FL Globe and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(ix)	As of September 30, 2025, and December 31, 2024, amounts due from Joincare of US$2,650 and US$950 were transferred to Shenzhen Feellife by the Company. No material transactions occurred between Joincare and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(x)

As of September 30, 2025, and December 31,2024, amounts due from IOTA of US$213,263 and US$1,310 were transferred to Shenzhen Feellife by the Group, respectively.

As of September 30, 2025 , transferred trade receivables amounting to $9,469 due from Vplus to Shenzhen Feellife, by the Group.There was no material transaction between Vplus and the Company for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

(xi)	As of September 30, 2025, and December 31, 2024, amounts due from FEELLIFE HOLDING of nil and $3,650 were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between FEELLIFE HOLDING and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(xii)	As of September 30, 2025, and December 31, 2024, amounts due from Shenzhen Huacheng of US$579 and nil were transferred to Shenzhen Feellife by the Group, respectively. No material transactions occurred between Shenzhen Huacheng and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

(2)	As of September 30, 2025, and December 31,2024, amounts due to Ms. Hua Yao of US$105 and nil, respectively representing reimbursements for office expenses. No material transactions occurred between Ms. Hua Yao and the Company during the nine months ended September 30, 2025, or during the year ended December 31, 2024.

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

11. Related parties’ transactions (cont.)

(c) Related parties’ transaction

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Revenue generated from related parties
Shenzhen Feellife	$11,428	$—	$15,677	$7,566

Purchase from related parties
Shenzhen Feellife	$947,818	$456,756	$2,271,778	$1,833,502

Service expenses
Shenzhen Feellife(i)	$522,491	$617,803	$1,891,259	$1,526,746

Rental expenses
Cpresso, LLC	$113,250	$24,000	$339,750	$72,000

(i)	On January 1, 2022, PAPA Health entered into a four-year business process outsourcing service agreement (“the Agreement”) with Shenzhen Feellife, pursuant to which Shenzhen Feellife was entitled to provide the business process outsourcing services including but not limited to product technology research and development, marketing, production management, etc. for PAPA Health’s business operation purpose. Pursuant to the Agreement, the service expense is calculated based on the actual salary, social security and other labor cost incurred by the staff arranged by Shenzhen Feellife and confirmed by PAPA Health, and the payment is settled quarterly by PAPA Health.

12. Earnings per share

Basic and diluted earnings per share for the periods presented were calculated as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Numerator:
Net profit attributable to the Company’s ordinary shareholders	$(819,923)	$304,471	$590,354	$1,048,355

Denominator:
Weighted average number of ordinary shares outstanding used in calculating basic and diluted earnings per share	20,000,000	20,000,000	20,000,000	20,000,000

Basic and diluted earnings per share:	$(0.04)	$0.02	$0.03	$0.05

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

13. Income taxes

The Federal statutory income tax rate and State income tax rate to the Group are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
State income tax rate	8.84%	8.84%	8.84%	8.84%

The Federal statutory income tax rate to the effective income tax rate during the periods is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Federal statutory income tax rate	21.00%	21.00%	21.00%	21.00%
Over-accrual of federal statutory tax rate	7.96%	—	(14.88)%	—
Non-deductible item	(6.20)%	8.36%	22.15%	(4.53)%
State income tax rate	8.84%	8.84%	8.84%	8.84%
Over-accrual of state statutory tax rate	(0.78)%	—	1.45%	—
Deferred income tax rate	5.31%	(10.62)%	(24.50)%	0.05%
Effective income tax rate	36.13%	27.58%	14.06%	25.36%

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Current income tax expense	$(395,774)	$160,610	$264,936	$509,332
Deferred income tax expense/(benefit)	(68,196)	(44,666)	(168,310)	(153,145)
	$(463,970)	$115,944	$96,626	$356,187

The provision for income taxes for the three and nine months ended September 30, 2025 and 2024, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Provision for income taxes:
Current
Federal	$(292,997)	$123,161	$192,840	$384,534
State	(102,777)	37,449	72,096	124,798
	(395,774)	160,610	264,936	509,332
Deferred
Federal	(62,041)	(31,434)	(161,382)	(107,777)
State	(6,155)	(13,232)	(6,928)	(45,368)
	(68,196)	(44,666)	(168,310)	(153,145)
Provision for income taxes	$(463,970)	$115,944	$96,626	$356,187

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

13. Income taxes (cont.)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to loss/income before taxes for the three and nine months ended September 30, 2025 and 2024, was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Federal statutory tax	$(269,618)	$88,287	$144,266	$294,954
Over-accrual of federal statutory tax expense in the prior year	(102,242)	—	(102,242)	—
Non-taxable item adjustment	79,599	(18,980)	152,200	(63,596)
State tax	(113,496)	37,165	60,729	124,162
Over-accrual of state statutory tax expense in the prior year	9,983	—	9,983	—
Deferred income tax	(68,196)	9,472	(168,310)	667
Income tax expense	$(463,970)	$115,944	$96,626	$356,187

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Group’s deferred tax assets and liabilities as of September 30, 2025 and December 31, 2024, were as follows:

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
Deferred tax assets:
Capitalized research and development	$371,663	$225,286
Operating leases	373,928	745,784
Provision for expected credit loss	8,436	8,436
Impairment of fixed assets	—	24,455
Total deferred tax assets	754,027	1,003,961
Valuation allowance	—	—
Net deferred tax assets	$754,027	$1,003,961

Deferred tax liabilities:
Right-of-use assets	326,269	744,513
Total deferred tax liabilities	326,269	744,513
Deferred tax assets, net	427,758	259,448

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

13. Income taxes (cont.)

Uncertain tax positions

The Group evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. As of September 30, 2025 and December 31, 2024, the Group did not have any significant unrecognized uncertain tax positions.

The Group did not accrue any liability, interest or penalties related to uncertain tax positions in its provision for income taxes line of its consolidated statements of operations for the nine months ended September 30, 2025 and 2024.

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

7,634,560 Class A shares of common stock and 12,365,440 Class B shares of common stock were issued and outstanding as of September 30, 2025. No shares of preferred stock have been issued. The Group has retroactively restated all share and per share data for all of the periods presented to reflect the share consolidation. As of September 30, 2025, the capital injection of the Group has been received in full.

15. Commitments and Contingencies

(a) Capital expenditure commitments

The Group has no capital expenditure commitment as of September 30, 2025.

(b) Contingencies

The Group is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Group does not anticipate that the final outcome arising out of any such matter will have a material adverse effect on the Group’s consolidated business, financial position, cash flows or results of operations taken as a whole. As of September 30, 2025, the Group is not a party to any material legal or administrative proceedings.

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

PAPA MEDICAL Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

16. Segment Reporting (cont.)

The table below provides information about the Company’s segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Segment revenues:	$7,368,220	$9,972,437	$39,948,742	$27,282,305
Operating expenses:
Cost of goods sold	(5,948,565)	(7,533,271)	(30,897,167)	(20,519,407)
Online platform fees	(985,570)	(669,709)	(2,966,356)	(1,996,917)
Professional services	(790,710)	(689,249)	(2,587,893)	(1,583,846)
Salaries and benefits	(354,393)	(222,203)	(1,130,050)	(609,941)
Freight expenses	(103,735)	60,020	(444,522)	(24,838)
Rent or lease expense	(61,266)	(228,601)	(270,124)	(549,354)
Depreciation and amortization expenses	(71,540)	(8,261)	(239,814)	(17,795)
Material consumption expenses	(66,413)	(65,848)	(224,356)	(100,325)
Exhibition expenses	(97,337)	(90,919)	(198,672)	(206,342)
Office expense	(61,675)	(46,222)	(133,609)	(88,828)
Expenses of taxation	(54,388)	(9,641)	(110,046)	(9,787)
Other operating expenses	(57,562)	(26,847)	(128,741)	(88,966)
Total operating expenses	(8,653,154)	(9,530,751)	(39,331,350)	(25,796,346)
Income from operations	(1,284,934)	441,686	617,392	1,485,959
Interest income, net	54	(14,036)	118,389	30,346
Other loss, net	987	(7,235)	(48,801)	(111,763)
Total other income, net	(1,283,893)	420,415	686,980	1,404,542
Income tax expense	463,970	(115,944)	(96,626)	(356,187)
Segment net income	$(819,923)	$304,471	$590,354	$1,048,355

17. Subsequent events

The Group evaluated all events that occurred up to November 13, 2025 and determined that no events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Overview

We are a pioneering provider of end-to-end innovative Hemp dosing solutions in the US that possesses the medical atomization and nebulizing background and sells nebulizers. We engage in the key activities in the Hemp cannabinoid E-vapors industry, including the research and development, formulation design, e-liquid production, e-liquid filling and e-liquid co-packing services. We primarily generated revenues from sales of Hemp cannabinoid E-vapors and consuming E-vapors, which collectively accounted for 90.5% and 90.7% of the total revenues for the nine months ended September 30, 2025, and 2024, respectively, and 89.3%of the total revenues for the year ended December 31, 2024.

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

Key Components of Results of Operations

Revenues

We primarily generate revenues from sales of Hemp and consuming E-vapors, which collectively accounted for 82.8% and 91.4% of our total revenues for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, these products collectively accounted for 90.5% and 90.7% of the total revenues, respectively. The following table breaks down our revenues by amounts and as percentages of our total revenues for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Revenues
Hemp Cannabis E-vapors	5,919,252	80.3	8,549,486	85.7	35,486,368	88.8	22,906,860	84.0
Consuming E-vapors	185,302	2.5	564,076	5.7	674,994	1.7	1,820,170	6.7
Medical nebulizers	650,690	8.8	441,214	4.4	2,217,233	5.6	1,576,386	5.8
Online candy sales	570,893	7.7	296,516	3.0	1,366,001	3.4	771,899	2.8
Third-party sales of raw materials	(322)	(0.0)	21,745	0.2	55,503	0.1	46,963	0.1
Related party sales of raw materials	11,428	0.2	—	—	15,677	0.04	7,566	0.1
Others	30,977	0.5	99,400	1.0	132,966	0.4	152,461	0.5
Total revenues	7,368,220	100.0	9,972,437	100.0	39,948,742	100.0	27,282,305	100.0

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

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Cost of revenues
Hemp Cannabinoid E-vapors	5,197,675	87.4	6,790,528	90.1	28,462,977	92.1	18,515,755	90.2
Consuming E-vapors	89,793	1.5	309,824	4.1	437,464	1.4	1,125,749	5.5
Medical nebulizers	436,045	7.4	252,283	3.4	1,231,395	4.0	614,041	3.0
Third-party purchase of raw materials sold	(3,978)	(0.1)	26,097	0.3	50,338	0.2	49,578	0.2
Related party purchase of raw materials sold	14,803	0.2	—	—	21,945	0.1	8,660	—
Online candy sales	48,174	0.8	23,539	0.3	136,762	0.4	65,991	0.3
Others	17,574	0.3	131,000	1.8	124,593	0.4	139,633	0.8
Inventory Adjustments	148,479	2.5	—	—	431,693	1.4	—	—
Total cost of revenues	5,948,565	100.0	7,533,271	100.0	30,897,167	100.0	20,519,407	100.0

Gross Profit and Gross Profit Margin

For the three months ended September 30, 2025, our gross profit plummeted by 41.8% to US$1.4 million, compared to US$2.4 million for the three months ended September 30, 2024, primarily due to reduced sales. Additionally, our gross profit margin decreased to 19.3% for the three months ended September 30, 2025, from 24.5% for the same period in 2024, primarily due to adjustments in product mix to meet evolving customer preferences.

For the nine months ended September 30, 2025, our gross profit by 33.8% to US$9.1 million, compared to US$6.8 million for the nine months ended September 30, 2024, primarily driven by expanded sales volumes. Additionally, our gross profit margin decreased to 22.7% for the nine months ended September 30, 2025, from 24.8% for the same period in 2024. The decrease in gross profit margin resulted from (i) volume-related cost increases that were not fully offset by economies of scale, and (ii) adjustments in product mix to meet evolving customer preferences.

Operating Expenses

The following table sets forth our operating expenses and as percentages of our total revenues for the periods presented:

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	US$	%	US$	%	US$	%	US$	%
	(Unaudited)
Operating expenses
Selling and marketing expenses	1,625,511	22.0	1,201,905	12.1	5,272,330	13.2	3,282,642	12.0
General and administrative expenses	749,573	10.2	599,785	6.0	2,206,355	5.6	1,483,142	5.4
Research and development expenses	329,505	4.5	195,790	2.0	955,498	2.4	511,155	1.9
Total operating expenses	2,704,589	36.7	1,997,480	20.1	8,434,183	21.2	5,276,939	19.3

Salling and marketing expenses

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

Operating income

Our profit from operations decreased by approximately 390.9% from US$0.4 million for the three months ended September 30, 2024, to a loss of US$1.3 million for the three months ended September 30, 2025. This decrease was primarily due to the significant decrease in gross profit.

For the nine months ended September 30, 2025, our profit from operations was US$0.6 million, compared to US$1.5 million for the nine months ended September 30, 2024. The 58.5% operating profit plummeted was primarily due to the significant decrease in gross profit, and significant increase in operating expenses.

Net income

Our net income decreased significantly to a loss of US$0.8 million for the three months ended September 30, 2025, from a profit of US$0.3 million for the same period in 2024. This decrease was primarily a result of the factors discussed above that led to higher operating expenses and lower net revenues during the interim period.

For the nine months ended September 30, 2025, our net income was US$0.6 million, an decrease of 43.7% from US$1.0 million for the nine months ended September 30, 2024. This decrease was primarily a result of the factors discussed above that led to higher operating expenses and lower net revenues during the interim period.

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

Uncertain tax positions

We evaluate each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measure the unrecognized benefits associated with the tax positions. as of September 30, 2025, and as of December 31, and 2024, we did not have any significant unrecognized uncertain tax positions.

We did not accrue any liability, interest or penalties related to uncertain tax positions in the provision for income taxes line of our consolidated statements of operations for the nine months ended September 30, 2025, and for the fiscal years ended December 31, 2024.

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

When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposal. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, we would recognize an impairment loss based on the excess of the carrying value over the fair value of the assets. Fair value is generally determined by discounting the cash flow expected to be generated by the assets, when the market prices are not readily available. as of September 30, 2025 and December 31, 2024, there was impairment of long-lived assets of nil and US$87,392, respectively. This recognized loss highlights the reality of this risk.

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

Contract assets represent our right to consideration in exchange for products that we have transferred to customers. We have no contract assets as of September 30, 2025, and as of December 31, 2024.

Generally, we collect the considerations in advance. The contract liabilities primarily are related to unsatisfied performance obligations when payment has been received from customers before satisfying the corresponding performance obligation. The contract liabilities are recorded as “advance from customers” on the consolidated balance sheets. as of September 30, 2025, the balance of contract liabilities was US$3.6 million. Approximately 94.3% of the balance of 2024 has been recognized as revenue as of the date of this prospectus. As of December 31, 2024, the balance of contract liabilities was US$4.9 million. We expect to recognize the balance as of September 30, 2025 as revenue within the next 3 months.

Recent accounting pronouncements

See the discussion of the recent accounting pronouncements in the section headed “Summary of Significant Accounting Policies” contained in Note 2 to the combined financial statements.

Results of Operations

The three months ended September 30, 2025 compared to the three months ended September 30, 2024

	For the three months ended September 30,
	2025		2024
	US$	%	US$	%
Revenues	7,368,220	100.0	9,972,437	100.0
Cost of revenues	(5,948,565)	(80.7)	(7,533,271)	(75.5)
Gross profit	1,419,655	19.3	2,439,166	24.5

Operating expenses:
Selling and marketing expenses	(1,625,511)	(22.0)	(1,201,905)	(12.1)
General and administrative expenses	(749,573)	(10.2)	(599,785)	(6.0)
Research and development expenses	(329,505)	(4.5)	(195,790)	(2.0)
Total operating expenses	(2,704,589)	(36.7)	(1,997,480)	(20.1)

Operating income	(1,284,934)	(17.4)	441,686	4.4

Interest income/(expense), net	54	0.0	(14,036)	(0.1)
Other gain, net	987	0.0	(7,235)	(0.1)
Income before taxes	(1,283,893)	(17.4)	420,415	4.2
Income tax expenses	463,970	6.3	(115,944)	(1.1)
Net income/loss	(819,923)	(11.1)	304,471	3.1

Revenues: Our total revenues decreased by approximately 26.1% from US$10.0 million for the three months ended September 30, 2024 to US$7.4 million for the three months ended September 30, 2025. The decrease was primarily due to the primarily by new regulations on product packaging, resulting in a slower pace of order placements from customers.

Cost of Revenues: Our total cost of sales decreased by approximately 21.1% from US$7.5 million for the three months ended September 30, 2024 to US$ 5.9 million for the three months ended September 30, 2025, primarily due to our increased cost of raw materials and increased manufacturing cost in line with the decreased sales for the three months ended September 30, 2025.

Gross profit and gross profit margin: As a result of the factors set out above, our gross profit decreased by approximately 68.7% from US$2.4 million for the three months ended September 30, 2024 to US$1.4 million for the three months ended September 30, 2025, primarily attributable to an decrease in sales volume and customers’ demands. However, our gross profit margin slightly decreased from 24.5% for the three months ended September 30, 2024 to 19.3% for the three months ended September 30, 2025, primarily due to adjustments in product mix to meet evolving customer preferences.

Selling and marketing expenses: Our sales and marketing expenses increased by approximately 35.2% from US$1.2 million for the three months ended September 30, 2024 to US$1.6 million for the three months ended September 30, 2025, principally due to increase in advertising spending, and shipping expense and the additional amount of US$0.7 million related to Amazon platform fee in 2025.

General and administrative expenses: Our general and administrative expenses increased by approximately 64.3% from US$0.6 million for the three months ended September 30, 2024 to US$1.0 million for the three months ended September 30, 2025, primarily due to the increased labor cost and legal and professional fee.

Research and Development Expenses: Our research and development expenses increased by approximately 68.3% from US$2.0 million for the three months ended September 30, 2024 to US$0.3 million for the three months ended September 30, 2025, primarily due to the increased R&D personnel for our new series of E-vapors, iPrefer in the first quarter of 2025.

Interest income/(expenses), net: We had a net of interest income of US$54 and interest expense of US$14,036 for the three months ended September 30, 2025 and 2024, respectively, This increase was mainly attributable to: (a) interest income generated from unrestricted working capital deposits with original maturities of three months or less; and (b) increased exchange gains from currency translation.

Other loss, net: We recorded a net of other loss of US$987 for the three months ended September 30, 2025, which was mainly loss on disposal of property, plant and equipment of US$54,653. We recorded a net of other loss of US$7,235 for the three months ended September 30, 2024, which was mainly due to inventory adjustments of US$97,467.

Income tax expenses: Our income tax expense decreased by approximately 369.3% from US$115,944 for the three months ended September 30, 2024 to income tax credit of US$463,970 for the three months ended September 30, 2025, primarily due to the decrease of taxable income generated from operations.

Net income/loss: As a result of the above, our net income was US$0.3 million for the three months ended September 30, 2024 compared to net loss of US$0.9 million for the three months ended September 30, 2025.

The nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	For the nine months ended September 30,
	2025		2024
	US$	%	US$	%
Revenues	39,948,742	100.0	27,282,305	100.0
Cost of revenues	(30,897,167)	(77.3)	(20,519,407)	(75.2)
Gross profit	9,051,575	22.7	6,762,898	24.8

Operating expenses:
Selling and marketing expenses	(5,272,330)	(13.2)	(3,282,642)	(12.0)
General and administrative expenses	(2,206,355)	(5.6)	(1,483,142)	(5.4)
Research and development expenses	(955,498)	(2.4)	(511,155)	(1.9)
Total operating expenses	(8,434,183)	(21.2)	(5,276,939)	(19.3)

Operating income	617,392	1.50	1,485,959	5.5

Interest income, net	118,389	0.3	30,346	—
Other (loss)/gain, net	(48,801)	(0.1)	(111,763)	(0.4)
Income before taxes	686,980	1.7	1,404,542	5.1
Income tax expense	(96,626)	(0.2)	(356,187)	(1.3)
Net income	590,354	1.50	1,048,355	3.8

Revenues: Our total revenues increased by approximately 46.4% from US$27.3 million for the nine months ended September 30, 2024 to US$39.9 million for the nine months ended September 30, 2025. This increase was primarily due to the expansion of our Hemp cannabinoid E-vapors customer base in the United States, which is mainly driven by the increased demand on Hemp cannabinoid E-vapors by the customers.

Cost of Revenues: Our total cost of revenues increased by approximately 50.6% from US$20.5 million for the nine months ended September 30, 2024 to US$30.9 million for the nine months ended September 30, 2025. This increase was primarily due to our increased sales quantity and increased manufacturing cost in line with the increased sales for the nine months ended September 30, 2025.

Gross profit and gross profit margin: Our gross profit increased by approximately 33.8% from US$6.8 million for the nine months ended September 30, 2024 to US$9.1 million for the nine months ended September 30, 2025. This increase was primarily attributable to an increase in sales volume and customers’ demands with our improved brand recognition for the nine months ended September 30, 2025. Our gross profit margin increased from approximately 24.8% for the nine months ended September 30, 2024 to approximately 22.7% for the nine months ended September 30, 2025, primarily due to the increased cost of our products and the offering price discounts by the Company to new clients in order to stimulate sales and gain more market share, and due to adjustments in product mix to meet evolving customer preferences.

Selling and marketing expenses: Our sales and marketing expenses increased by approximately 60.6% from US$3.3 million for the nine months ended September 30, 2024 to US$5.3 million for the nine months ended September 30, 2025. This increase was principally due to the increased cost of sales person and related to Amazon platform fee in 2025.

General and administrative expenses: Our general and administrative expenses increased by approximately 48.8% from US$1.5 million for the nine months ended September 30, 2024 to US$2.2 million for the nine months ended September 30, 2025. This change was primarily due to the increased labor cost, property insurance fees, decoration costs, depreciation expenses, taxes and legal service fees.

Research and development expenses: Our research and development expenses increased by approximately 86.9% from US$0.5 million for the nine months ended September 30, 2024 to US$1.0 million for the nine months ended September 30, 2025. This increase was primarily due to the increased R&D personnel and activities for our new series of E-vapors, iPrefer since the first quarter of 2024.

Interest income, net: We had a net interest income of US$118,389 and US$30,346 for the nine months ended September 30, 2025 and 2024, respectively. This increase was mainly attributable to:(a) Interest income generated from unrestricted working capital deposits with original maturities of three months or less;(b) Increased exchange gains from currency translation.

Other loss, net: We recorded a net other loss of US$48,801 for the nine months ended September 30, 2025, which was mainly loss on disposal of property, plant and equipment of US$54,653. We recorded a net other loss of US$111,763 for the nine months ended September 30, 2024, which was mainly due to inventory adjustments of US$97,467.

Income tax expense: We recorded income tax expense of US$96,626 for the nine months ended September 30, 2025 and US$356,187 for the nine months ended September 30, 2024. The decrease of 72.9% was primarily due to the decrease of taxable income generated from operations.

Net income: As a result of the factors discussed above, our net income decreased by 43.7% from US$1.0 million for the nine months ended September 30, 2024 to US$0.6 million for the nine months ended September 30, 2025.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2025 and December 31, 2024, we held cash and cash equivalents of US$0.8 million and US$4.7 million, respectively. We believe that our existing cash balances, cash flows expected to be generated from operations, and access to capital markets will be sufficient to meet our working capital requirements for at least the next twelve months. No funding commitments exist from related parties. We do not anticipate requiring additional financing to meet our liquidity needs within the next twelve months. To execute our growth strategies, we plan to expand our business operations, which may necessitate additional equity financing to scale production capacity and address market demand.

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

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	for the nine months ended September 30,
	2025	2024
	US$	US$
Summary Consolidated Cash Flow:
Net cash used in operating activities	$(3,337,162)	$(686,321)
Cash used in investing activities	(393,151)	(350,222)
Cash used in financing activities	(162,000)	(415,067)
Net decrease in cash and cash equivalents	$(3,892,313)	$(1,451,610)
Cash and cash equivalents, at beginning of year	4,749,842	4,119,608
Cash and cash equivalents, at end of year	857,529	2,667,998

Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was US$3.3 million. This net cash outflow was primarily driven by the relationship between our net income of US$0.6 million and significant non-cash adjustments and changes in our operating assets and liabilities: (i) We had net positive non-cash adjustments of $1.7 million, which positively impacted our operating cash flow. This amount was primarily composed of $1.4 million in depreciation and amortization and a US$0.4 million provision for inventory obsolescence and a US$0.1 million loss on disposal of property, partially offset by a non-cash deferred income tax benefit and other loss on disposal assets of US$0.2 million; and (ii) these positive contributions were more than offset by a net cash outflow of US$5.8 million from changes in our operating assets and liabilities. The most significant factor contributing to this outflow was a US$0.7 million use of cash required to fund an increase in our inventories and other current assets. Further cash was used to fund a decrease in advances from customers of US$1.4 million and a decrease in amounts due to related parties of US$0.9 million. These cash uses were partly expedited by a cash outflow of $2.6 million generated from an decrease in our accounts payable and other current liabilities.

For the nine months ended September 30, 2024, net cash used in operating activities was US$0.7 million . The difference between our net income of US$1.0 million and the net cash provided by operating activities was primarily due to (i) an adjustment of US$0.6 million in non-cash items, which mainly consisted of depreciation and amortization of US$0.6 million (ii) a decrease of amount due to related parties of US$2.0 million, and (iii) an increase of advance from customers of US$1.5 million, partially offset by an increase of inventories of US$0.6 million.

Investing Activities

For the nine months ended September 30, 2025, cash used in investing activities was US$393,151, mainly due to the purchase of property, plant and equipment of US$393,151.

For the nine months ended September 30, 2024, cash used in investing activities was US$350,222, mainly due to the purchase of property, plant and equipment of US$160,222 and the payment to Shenzhen LFS related to the acquisition of PAPA Health of US$190,000.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was US$162,000, primarily attributable to the payment deferred offering cost.

For the nine months ended September 30, 2024, net cash used in financing activities was US$415,067, primarily attributable to an increase of deferred offering cost of US$417,067, partially offset by the proceeds from capital contribution of US$2,000.

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

Capital Expenditures

Our capital expenditures were US$393,151 and US$160,222 for the nine months ended September 30, 2025 and 2024, respectively. Our capital expenditures are incurred primarily in connection with purchase of property, plant and equipment. Our capital expenditures was US$332,005 for the years ended December 31, 2024. As of the date of this prospectus, there have been no material commitments for capital expenditures. We intend to fund our future capital expenditure with our existing cash balance, proceeds of bank loans and proceeds from this offering.

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

As of September 30, 2025 and December 31, 2024, substantially all of the Group's cash and cash equivalents were held with major financial institutions in the United States and Hong Kong, which management considers to be of high credit quality. While the Group could lose cash held with a bank in the event of the bank's insolvency or an inability to access funds, it has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks on these deposits.

In the United States, the FDIC provides deposit insurance coverage up to US$250,000 per depositor per insured bank. Similarly, the Hong Kong Deposit Protection Scheme offers coverage up to HK$800,000 per depositor per member bank.

As of September 30, 2025 and December 31, 2024, the uninsured portions of the Group's cash and cash equivalents held with U.S. financial institutions were US$212,657 and US$3,984,526, respectively.

All of the Group's cash and cash equivalents held with financial institutions in Hong Kong were fully covered by the applicable deposit insurance as of September 30, 2025.

For the credit risk related to accounts receivable, we perform ongoing credit evaluations of our customers and establish a provision for expected credit loss based upon estimates and factors surrounding the credit risk of specific customers.

Concentration of customers and suppliers

Major customers

For the three months ended September 30, 2025 and 2024, revenues from two customers individually exceeded 10% of the Group’s total revenues. Sales to these customers accounted for 39.1% and 21.3% of total revenues for the three months ended September 30, 2025 and 30.2% and 29.4% of total revenues for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, revenues from two customers individually exceeded 10% of the Group’s total revenues. Sales to these customers accounted for 35.9% and 31.1% of total revenues for the nine months ended September 30, 2025 and 29.0% and 27.9% of total revenues for the nine months ended September 30, 2024.

As of September 30, 2025, one customer accounted for 15.2% of the Group’s accounts receivable, representing more than 10% of the total accounts receivable. As of December 31, 2024, two customers individually represented more than 10% of the total accounts receivable, each of which accounted for 12.2% and 11.1%, respectively.

Major suppliers

There were three suppliers from whom purchases individually represent greater than 10% of the total purchases of the Group for the nine months ended September 30, 2025 and 2024, respectively. The total purchase from these suppliers accounted for approximately 15.9%,12.6% and 10.5% of the Group’s total purchase for the nine months ended September 30, 2025 and 24.6%, 10.9% and 10.3% of the Group’s total purchase for the nine months ended September 30, 2024, respectively.

As of September 30, 2025, there were four third-party suppliers accounted for approximately 27.4%, 26.2%, 15.3%,10.1% of the Group’s total accounts payable. As of December 31, 2024, there were three third-party suppliers accounted for approximately 40.8%, 21.5% and 13.1% of the Group’s total accounts payable.

For the nine months ended September 30, 2025 and 2024, Shenzhen Feellife, a related party supplier individually represented 0.5% and 0.7% of the Group’s total cost of revenues, 25.0% and 30.9% of the Group’s total selling and marketing expenses, 5.4% and 7.9% of the Group’s total general and administrative expenses, and 34.6% and 51.9% of the Group’s total research and development expenses, respectively.

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

Evaluation of disclosure controls and procedures

As of September 30, 2025, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 1, 2025 through September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors.

The risk factors described in Part I, Item 1A, “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1 filed on August 7, 2025, as declared effective by the Securities and Exchange Commission (the “SEC”) on August 12, 2025 (the “Form S-1”) and post-effective amendment no. 1 to the Form S-1 filed on September 29, 2025, as well as the headings “Risks Factors” could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our class a common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

(a) During the quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a current report on form 8-K.

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

Date: November 14, 2025	Papa Medical Inc.

	By:	/s/ Jian Hua
	Name:	Jian Hua
	Title:	Chief Executive Officer and Director

	By:	/s/ Hua Yao
	Name:	Hua Yao
	Title:	Chief Financial Officer